Form 10-Q
period 1996-06-30
CAL FED BANCORP INC
filed 1996-08-07
CIK 949058

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                               ------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         FOR THE TRANSITION PERIOD FROM N/A TO ___________________________

                        COMMISSION FILE NUMBER 1-14098

                             CAL FED BANCORP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ------------------

                  DELAWARE                                       95-4539347
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          5700 WILSHIRE BOULEVARD,                                  90036
           LOS ANGELES, CALIFORNIA                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 932-4200

                              ------------------

                                NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of Common Stock outstanding as of July 31, 1996:
49,396,947

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I. FINANCIAL INFORMATION
      Item 1.   Consolidated Financial Statements (Unaudited)
                Consolidated Statements of Financial Condition -- June 30, 1996,
                  March 31, 1996, December 31, 1995 and June 30, 1995..................      1
                Consolidated Statements of Operations -- For the Three and Six Months
                  Ended June 30, 1996 and 1995.........................................      2
                Consolidated Statements of Cash Flows -- For the Three and Six Months
                  Ended June 30, 1996 and 1995.........................................      3
                Notes to Consolidated Financial Statements.............................      4
      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations........................................................      6
PART II. OTHER INFORMATION
      Item 1.   Legal Proceedings......................................................     31
      Item 2.   Changes in Securities..................................................     31
      Item 3.   Defaults Upon Senior Securities........................................     31
      Item 4.   Submission of Matters to a Vote of Security Holders....................     31
      Item 5.   Other Information......................................................     31
      Item 6.   Exhibits (Unaudited) and Reports on Form 8-K (Unaudited)...............     32

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN MILLIONS)

                                     ASSETS

                                              JUNE 30,      MARCH 31,     DECEMBER 31,     JUNE 30,
                                                1996          1996            1995           1995
                                              ---------     ---------     ------------     ---------
Cash......................................    $   255.0     $   208.4      $    273.7      $   198.4
Short-term liquid investments.............           --          15.0            74.1          203.8
Securities purchased under agreements to
  resell..................................      1,352.9       1,912.9         1,674.6          868.2
Securities available for sale.............        205.5           6.0           200.3          925.4
Securities held to maturity...............      2,140.0       2,242.8         2,366.7        2,655.0
Loans receivable held for sale............         12.4          14.8            13.6            8.1
Loans receivable held for investment......      9,656.7       9,440.4         9,290.0        8,936.5
Federal Home Loan Bank stock..............        152.0         139.5           135.7          137.5
Interest receivable.......................         75.8          76.6            79.5           89.1
Premises and equipment....................         65.6          69.1            71.2           75.2
Real estate held for sale.................         32.9          46.7            49.5           85.7
Prepaid expenses and other assets.........         96.6         107.9            91.7          136.9
                                              ---------     ---------       ---------      ---------
          Total Assets....................    $14,045.4     $14,280.1      $ 14,320.6      $14,319.8
                                              =========     =========       =========      =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits..................................    $ 8,844.2     $ 9,497.3      $  9,476.7      $ 9,368.2
Advances from Federal Home Loan Banks.....      2,996.0       2,746.0         2,671.0        2,376.0
Securities sold under agreements to
  repurchase..............................        932.9         704.7           857.3        1,018.2
Student Loan Marketing Association
  advances................................        200.0         200.0           200.0          475.0
Subordinated debentures...................         57.0          57.0            57.6           58.8
Interest payable..........................         25.6          27.6            29.4           17.7
Other liabilities.........................        134.0         136.3           141.1          158.4
                                              ---------     ---------       ---------      ---------
          Total Liabilities...............     13,189.7      13,368.9        13,433.1       13,472.3
                                              ---------     ---------       ---------      ---------
Preferred stock of subsidiary.............        172.5         266.0           266.0          266.0
Stockholders' equity
  Common stock............................         49.4          49.3            49.2           49.2
  Additional paid-in capital..............        840.3         839.0           838.6          837.6
  Net unrealized holding gains on
     securities available for sale........          0.4            --              --            5.4
  Retained earnings (deficit).............       (206.9)       (243.1)         (266.3)        (310.7)
                                              ---------     ---------       ---------      ---------
          Total Stockholders' Equity......        683.2         645.2           621.5          581.5
                                              ---------     ---------       ---------      ---------
          Total Liabilities and
            Stockholders' Equity..........    $14,045.4     $14,280.1      $ 14,320.6      $14,319.8
                                              =========     =========       =========      =========

          See accompanying notes to consolidated financial statements.

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                       ENDED JUNE 30,           ENDED JUNE 30,
                                                    -------------------       -------------------
                                                     1996         1995         1996         1995
                                                    ------       ------       ------       ------
Interest income:
  Loans receivable................................  $188.9       $174.0       $376.1       $338.1
  Securities held to maturity.....................    36.5         44.2         75.2         84.4
  Securities purchased under agreements to
     resell.......................................    22.9         11.4         49.5         25.4
  Securities available for sale...................     2.9         18.3          5.4         42.0
  Short-term liquid investments...................     0.9          4.2          2.8          7.8
                                                    ------       ------       ------       ------
          Total interest income...................   252.1        252.1        509.0        497.7
                                                    ------       ------       ------       ------
Interest expense:
  Deposits........................................   106.0        110.9        221.5        205.0
  Borrowings......................................    57.3         64.8        113.1        143.5
                                                    ------       ------       ------       ------
          Total interest expense..................   163.3        175.7        334.6        348.5
                                                    ------       ------       ------       ------
          Net interest income.....................    88.8         76.4        174.4        149.2
Provision for loan losses.........................    10.2          8.6         20.4         16.9
                                                    ------       ------       ------       ------
          Net interest income after provision for
            loan losses...........................    78.6         67.8        154.0        132.3
Other income:
  Fee income......................................    15.1         13.2         29.7         26.6
  Gain (loss) on sales of loans...................     0.4           --          0.3         (0.2)
  Other...........................................    12.5          1.1         13.7          2.4
                                                    ------       ------       ------       ------
          Total other income......................    28.0         14.3         43.7         28.8
                                                    ------       ------       ------       ------
Other expenses:
  Compensation....................................    24.1         23.7         48.0         48.3
  Office occupancy................................     9.3          9.9         18.6         19.6
  Other general and administrative................    19.7         19.2         38.2         38.0
  Federal deposit insurance premiums and special
     assessments..................................     5.7          6.6         11.9         13.2
                                                    ------       ------       ------       ------
          Total general and administrative
            expenses..............................    58.8         59.4        116.7        119.1
  Operations of real estate held for sale.........     3.7          0.9          7.3          5.5
                                                    ------       ------       ------       ------
          Total other expenses....................    62.5         60.3        124.0        124.6
                                                    ------       ------       ------       ------
Earnings before income tax expense................    44.1         21.8         73.7         36.5
Income tax expense................................     0.1          0.1          0.1          0.1
                                                    ------       ------       ------       ------
          Earnings before dividends on preferred
            stock of subsidiary...................    44.0         21.7         73.6         36.4
Dividends on preferred stock of subsidiary........     7.9          6.4         14.3         12.8
                                                    ------       ------       ------       ------
Net earnings available for common stockholders....  $ 36.1       $ 15.3       $ 59.3       $ 23.6
                                                    ======       ======       ======       ======
Net earnings per common share.....................  $ 0.72       $ 0.31       $ 1.18       $ 0.47

          See accompanying notes to consolidated financial statements.

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                                                          FOR THE SIX
                                                        FOR THE THREE MONTHS                 MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                        ---------------------       ------------------------
                                                         1996          1995           1996            1995
                                                        -------       -------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings before dividends on preferred stock of
  subsidiary..........................................  $  44.0       $  21.7       $    73.6       $   36.4
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization.......................      2.8           3.3             5.8            6.6
  Accretion of fees and discounts.....................     (0.7)         (2.6)           (1.2)         (11.9)
  Provision for losses on loans receivable............     10.2           8.6            20.4           16.9
  Provision for losses on real estate held for sale...      2.0            --             5.0             --
  (Gain) loss on sales of loans.......................     (0.4)           --            (0.3)           0.2
  Loans originated for sale...........................    (52.9)        (25.1)         (114.5)         (31.4)
  Proceeds from sales of loans receivable held for
    sale..............................................     90.2          39.4           150.7           74.3
  Decrease (increase) in other assets.................     12.1         (16.7)           (1.2)         (15.8)
  (Decrease) increase in other liabilities............     (4.2)          5.1           (10.4)         (30.3)
  Other items.........................................     (2.4)        (12.7)           (7.0)         (12.4)
                                                        -------       -------       ---------       --------
         Net cash provided by operating activities....    100.7          21.0           120.9           32.6
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated for investment.....................   (645.4)       (440.0)       (1,180.3)        (987.4)
  Purchases of securities available for sale..........   (205.0)           --          (211.0)        (139.7)
  Proceeds from sales of securities available for
    sale..............................................       --            --            50.2          222.9
  Purchases of mortgage-backed securities held to
    maturity..........................................       --         (63.2)             --          (63.2)
  Principal collected on loans receivable held for
    investment........................................    360.5         228.1           713.8          442.1
  Principal collected on securities held to
    maturity..........................................    102.5          88.9           226.0          174.5
  Proceeds from maturities of securities held for
    sale..............................................      6.0         355.0           156.0          755.0
  Net increase in FHLB stock..........................    (12.5)         (1.5)          (16.3)          (3.4)
  Proceeds from sales of real estate held for sale,
    net...............................................     40.3          39.0            67.1           56.7
  Net dispositions (additions) of premises and
    equipment.........................................      0.8           0.1            (0.1)          (0.2)
  Net decrease in short-term liquid investments.......     15.0          35.0            74.1          130.0
  Net decrease (increase) in securities purchased
    under agreements to resell........................    560.0        (412.9)          321.7         (820.0)
                                                        -------       -------       ---------       --------
         Net cash provided (used) by investing
           activities.................................    222.2        (171.5)          201.2         (232.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits.....................   (653.1)        435.3          (632.5)       1,007.3
  Proceeds from Federal Home Loan Bank advances.......    910.0          60.0         1,530.0           60.0
  Payments on Federal Home Loan Bank advances.........   (660.0)        (60.0)       (1,205.0)        (210.0)
  Net increase (decrease) in reverse repurchase
    agreements........................................    228.2        (318.6)           75.6         (732.8)
  Proceeds from other borrowings......................       --           0.4              --            3.0
  Payments on other borrowings and subordinated
    debentures........................................       --          (1.3)           (1.1)          (9.0)
  Decrease in preferred stock of subsidiary...........    (93.5)           --           (93.5)            --
  Payment of dividends on preferred stock of
    subsidiary........................................     (7.9)         (6.4)          (14.3)         (12.8)
                                                        -------       -------       ---------       --------
         Net cash (used) provided by financing
           activities.................................   (276.3)        109.4          (340.8)         105.7
                                                        -------       -------       ---------       --------
Net increase (decrease) in cash.......................     46.6         (41.1)          (18.7)         (94.4)
                                                        -------       -------       ---------       --------
Cash at beginning of period...........................    208.4         239.5           273.7          292.8
                                                        -------       -------       ---------       --------
Cash at end of period.................................  $ 255.0       $ 198.4       $   255.0       $  198.4
                                                        =======       =======       =========       ========

          See accompanying notes to consolidated financial statements.

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

(1) PRESENTATION OF FINANCIAL INFORMATION

     In the opinion of Cal Fed Bancorp Inc. and its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1996, March 31, 1996, December 31, 1995 and June 30, 1995, and the results of operations and statements of cash flows for the three and six months ended June 30, 1996 and 1995.

     During the 1995 fourth quarter, California Federal Bank, F.S.B. (the "Bank") obtained regulatory and shareholder approval to reorganize into a holding company structure to provide greater flexibility for meeting future financial and competitive needs. As a result of the reorganization, on January 1, 1996, each share of the Bank's common stock was converted into one share of Cal Fed Bancorp Inc. common stock and the Bank became a wholly-owned subsidiary of Cal Fed Bancorp Inc. In order to present comparative financial statements and other financial information, the Company's financial statements and other financial information reported herein for periods prior to the reorganization into a holding company structure reflect the consolidated financial data of the Bank.

     In March 1993, the Bank issued 3,740,000 shares of 7 3/4% noncumulative convertible preferred stock at a liquidation preference of $25.00 per share (the "Preferred Stock, Series A"). Effective January 1, 1996, the Preferred Stock, Series A, was convertible by the holders into the common stock of Cal Fed Bancorp Inc. at any time at a conversion price of $20.16 per share, subject to adjustment.

     During the second quarter of 1996 the Bank called for redemption all 3,740,000 shares of the Preferred Stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of the Company's common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     In March 1994, the Bank issued 1,725,000 shares of 10.625% noncumulative perpetual preferred stock at its liquidation preference of $100.00 per share (the "Preferred Stock, Series B"). The issuance of the Preferred Stock, Series B is generally not redeemable prior to April 1, 1999. The Preferred Stock, Series B, is redeemable at the option of the Bank, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing annually thereafter to the liquidation preference of $100.00 per share on or after April 1, 2003, plus declared but unpaid dividends. In addition, the Preferred Stock, Series B, is redeemable at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank on or after April 1, 1996 and prior to April 1, 1999 in whole, but not in part, in the event of a change of control of the Bank at $114.50 per share.

     The Preferred Stock, Series A and Series B are presented on the Company's Consolidated Statements of Financial Condition as "Preferred stock of subsidiary."

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to present the financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

     Included in the preparation of such statements are certain material estimates related to determining the allowances for potential losses on loans, real estate and the impairment of other assets. Additionally, the Company has made certain estimates relating to various legal proceedings in which the Company has been named as a defendant and has established allowances in accordance with its estimates. In the event that actual

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                                 JUNE 30, 1996

losses materially exceed the allowances established, the Company may realize a material adverse impact on its financial condition and results of operations.

     The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read or have access to the most recent report on Form 10-K which contains the latest audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1995 and for the year then ended.

(2) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     For the purposes of the Consolidated Statements of Cash Flows, the Company defines cash as currency on hand and demand deposits with other financial institutions.

                                                     FOR THE THREE
                                                        MONTHS            FOR THE SIX MONTHS
                                                    ENDED JUNE 30,          ENDED JUNE 30,
                                                  -------------------     -------------------
                                                   1996         1995       1996         1995
                                                  ------       ------     ------       ------
                                                             (DOLLARS IN MILLIONS)
    Cash Paid During the Period for:
      Interest expense..........................  $165.3       $176.1     $338.4       $349.3
      Income taxes..............................     1.0         (1.6)       1.0         (1.6)
    Non-Cash Investing and Financing Activities:
      Additions to real estate acquired in
         settlement of loans....................    36.1         31.3       71.2         73.0
      Loans exchanged for mortgage-backed
         securities.............................      --           --         --        239.7
      Change in unrealized gain on securities
         available for sale.....................     0.4          9.1        0.4         24.6
      Transfers (from) to loans held for sale
         (to) from loans held for investment....  $(34.3)      $ 21.2      (34.5)        49.7

(3) NET EARNINGS PER COMMON SHARE INFORMATION

     For the purposes of calculating net earnings per common share, the Company used the following weighted average number of shares for the periods presented:

                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                             ENDED JUNE 30,                ENDED JUNE 30,
                                        -------------------------     -------------------------
                                           1996           1995           1996           1995
                                        ----------     ----------     ----------     ----------
    Primary net earnings per common
      share...........................  50,143,475     49,822,420     50,083,197     49,738,511
    Fully diluted net earnings per
      common share....................  50,157,749     49,874,578     50,121,451     49,874,578

     Please refer to Exhibit 11 for further information on the calculation of earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

OVERVIEW

     Cal Fed Bancorp Inc., a unitary savings and loan holding company, and subsidiaries (the "Company"), through its wholly-owned subsidiary, California Federal Bank, F.S.B. (the "Bank") maintains 118 full service branches in California and Nevada. The Bank is one of the largest savings associations in the United States with assets of $14.0 billion at June 30, 1996, and offers a broad range of consumer financial services including demand and term deposits, mortgage, consumer and small business loans, and insurance and investment products.

     During the 1995 fourth quarter, the Bank obtained regulatory and shareholder approval to reorganize into a holding company structure. As a result of the reorganization on January 1, 1996, each share of the Bank's common stock was converted into one share of Cal Fed Bancorp Inc. common stock. Consequently, the Bank became a wholly-owned subsidiary of Cal Fed Bancorp Inc. In order to present comparative financial statements and other financial information, the Company's financial statements and other financial information reported herein for periods prior to the reorganization into a holding company structure reflect the consolidated financial data of the Bank.

     During the second quarter of 1996, the Bank called for redemption all of the 3,740,000 outstanding shares of its 7 3/4 percent Noncumulative Convertible Preferred Stock, Series A (the "Preferred Stock, Series A"). Except for the conversion of 18,820 shares into 23,336 shares of the Company's common stock, all shares of the Preferred Stock, Series A were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     The following is a summary of the Company's financial highlights for the periods indicated:

                                                FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                   ENDED JUNE 30,             ENDED JUNE 30,
                                                ---------------------     -----------------------
                                                 1996           1995        1996            1995
                                                ------         ------     --------         ------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net interest income before provision for loan
  losses....................................... $ 88.8         $ 76.4     $  174.4         $149.2
Provisions for losses on loans and operations
  of real estate held for sale.................   13.9            9.5         27.7           22.4
General and administrative expenses............   58.8           59.4        116.7          119.1
Earnings before dividends on preferred stock of
  subsidiary...................................   44.0           21.7         73.6           36.4
Net earnings per common share..................   0.72           0.31         1.18           0.47
Loan originations..............................  594.9          412.6      1,056.0          927.9
Loan purchases.................................  144.2           72.7        329.8          129.3
Net interest rate spread.......................   2.27%          1.93%        2.21%          1.84%
Net interest rate margin.......................   2.56%          2.20%        2.49%          2.10%
General and administrative expenses as a
  percentage of average assets
  (annualized)(A)..............................   1.66%          1.67%        1.65%          1.67%
Operating efficiency ratio.....................   55.9%          65.3%        56.5%          66.7%
Return on average assets (annualized)(A).......   0.99%          0.61%        0.95%          0.51%
Return on average equity (annualized)(A),
  (B)..........................................  15.85%         10.39%       15.52%          8.85%

- - ---------------

(A) Annualized ratios are based upon results for the quarter and six months ended June 30. Results may vary from quarter to quarter and for the year.

(B) Average equity includes preferred stock of subsidiary totalling $172.5 million and $266.0 million at June 30, 1996 and 1995, respectively.

     The Company's earnings before dividends on preferred stock of subsidiary totaled $44.0 million, or $0.72 per common share for the quarter ended June 30, 1996 and represented a $22.3 million increase from the second quarter of 1995. During the second quarter of 1996, the Company sold six branches located in San Diego County, California with deposits totalling approximately $380 million. The sale of the branches resulted in a net gain of $12.0 million or approximately $0.24 per share. For the six months ended June 30, 1996 earnings before dividends on preferred stock of subsidiary were $73.6 million, or $1.18 per common share compared to $36.4 million, or $0.47 for the same period of 1995. The improvement in earnings for both the second quarter of 1996 and the first half of 1996 compared to the same periods of 1995 resulted primarily from an increase in net interest income and the gain of $12.0 million recorded on the sale of the San Diego County branches. Net interest income was $88.8 million for the second quarter of 1996, a 16.2% increase from the second quarter of 1995. Net interest income for the six months ended June 30, 1996 was $174.4 million compared to $149.2 million for the same period of 1995. The increase in the level of net interest income is the result of an improvement in the Company's net interest rate spread. The improvement in the Company's net interest rate spread for the quarter and six months ended June 30, 1996 compared to the same periods of 1995 resulted from increases in the yields of the Company's interest earning assets and a decrease in the cost of interest bearing liabilities.

     The following table presents the primary composition of the Company's gross income for the periods presented:

                         FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                        -------------------------------------     -------------------------------------
                              1996                 1995                 1996                 1995
                        ----------------     ----------------     ----------------     ----------------
                                                     (DOLLARS IN MILLIONS)
Total interest
  income.............   $252.1      90.0%    $252.1      94.6%    $509.0      92.1%    $497.7      94.5%
Total other income...     28.0      10.0       14.3       5.4       43.7       7.9       28.8       5.5
                        ------     -----     ------     -----     ------     -----     ------     -----
          Total gross
            income...   $280.1     100.0%    $266.4     100.0%    $552.7     100.0%    $526.5     100.0%
                        ======     =====     ======     =====     ======     =====     ======     =====

     The Company's gross income is primarily derived from interest earned on loans, mortgage-backed securities, investment securities and other assets that earn interest ("interest earning assets"). Please refer to Net Interest Income below for further details of the changes in the Company's interest income. Other income is primarily comprised of fees and gains from the sale of assets.

     The following table compares the Company's financial condition, asset quality and capital position as of the dates indicated:

                                              JUNE 30,      MARCH 31,     DECEMBER 31,     JUNE 30,
                                                1996          1996            1995           1995
                                              ---------     ---------     ------------     ---------
                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Total assets..............................    $14,045.4     $14,280.1      $ 14,320.6      $14,319.8
Interest earning assets...................    $13,519.5     $13,771.4      $ 13,755.0      $13.734.5
Deposits..................................    $ 8,844.2     $ 9,497.3      $  9,476.7      $ 9,368.2
Borrowings................................    $ 4,185.9     $ 3,707.7      $  3,786.4      $ 3,928.0
Total stockholders' equity................    $   683.2     $   645.2      $    621.5      $   581.5
Non-performing assets ("NPA's")...........    $   186.7     $   230.1      $    231.8      $   226.2
Non-performing loans ("NPL's")............    $   170.4     $   203.9      $    209.6      $   179.8
Ratio of NPA's to total assets............         1.33%         1.61%           1.62%          1.58%
Number of depository branches.............          118           124             125            125
Book value per common share outstanding...    $   13.83     $   13.08      $    12.63      $   11.82
Tangible book value per common share
  outstanding.............................    $   13.52     $   12.75      $    12.28      $   11.45
Stockholders' equity as a percentage of
  total assets............................         4.86%         4.52%           4.34%          4.06%
Tangible capital ratio of the Bank........         5.67%         5.96%           5.91%          5.63%
Core capital ratio of the Bank............         5.67%         5.96%           5.91%          5.63%
Risk-based capital ratio of the Bank......        11.74%        12.34%          12.36%         12.06%
Tier 1 risk-based capital ratio of the
  Bank....................................        10.28%        10.89%          10.90%         10.49%

     The decrease in the Bank's regulatory capital ratios at June 30, 1996 compared to March 31, 1996 resulted from the $93.5 million redemption of the Preferred Stock, Series A.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF") to a maximum of $100,000 for each insured depositor. The FDIC administers a separate Bank Insurance Fund ("BIF") applicable to commercial banks and certain other non-SAIF insured institutions. Legislation is currently under consideration by Congress which proposes a one-time assessment for SAIF members such as the Bank. Should legislation be enacted in its currently contemplated form, the Bank's one-time assessment would be approximately $80 million, based upon the Bank's insured deposits at March 31, 1995 and an assumed assessment rate of 85 basis points. Additionally, once the SAIF has been recapitalized through the one-time assessment, the Bank's deposit insurance premium assessments could be reduced from the current rate. The currently proposed legislation has evolved significantly over time and may continue to change until final legislation is enacted, if ever. Moreover, there can be no assurance that a premium reduction will occur.

     Assuming the proposed one-time special assessment became law in 1996 and was immediately charged against results of operations, the one-time assessment would, most likely, have a material adverse effect on the Company's 1996 results of operations. However, the Bank believes that it has sufficient regulatory capital to continue to be classified as "well-capitalized" following such an assessment. In addition, neither the Company nor the Bank would face any liquidity issues as a result of such a one-time assessment.

     NET INTEREST INCOME

     Net interest income is the difference between interest income earned from interest earning assets and interest expense paid on savings deposits and borrowings ("interest bearing liabilities").

     Net interest income totaled $88.8 million for the quarter ended June 30, 1996, compared to $76.4 million for the second quarter of 1995. For the six months ended June 30, 1996 net interest income totaled $174.4 million compared to $149.2 million for the same period of 1995. Net interest income is affected by (i) the average volume and repricing characteristics of the Company's interest earning assets and interest bearing liabilities, (ii) the level and volatility of market interest rates and (iii) the performance of the Company's loan portfolio and investments. Net interest income also depends upon the excess of yields earned on interest earning assets over rates paid on interest bearing liabilities ("interest rate spread").

     The following table presents the primary determinants of the Company's net interest income for the periods presented:

                                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                -----------------------     -----------------------
                                                  1996          1995          1996          1995
                                                ---------     ---------     ---------     ---------
                                                (DOLLARS IN MILLIONS)
Average interest earning assets...............  $13,870.4     $13,915.3     $13,987.4     $14,229.2
Less: Average non-performing loans (A)........      187.2         172.9         194.6         176.6
                                                ---------     ---------     ---------     ---------
Average performing interest earning assets....   13,683.2      13,742.4      13,792.8      14,052.6
Less: Average interest bearing liabilities....   13,063.8      13,160.9      13,207.5      13,509.8
                                                ---------     ---------     ---------     ---------
Average performing interest earning assets
  over average interest bearing liabilities...  $   619.4     $   581.5     $   585.3     $   542.8
                                                =========     =========     =========     =========
Yield earned on average interest earning
  assets......................................       7.27%         7.26%         7.28%         6.99%
Rate paid on average interest bearing
  liabilities.................................       5.00          5.33          5.07          5.15
                                                ---------     ---------     ---------     ---------
Net interest rate spread......................       2.27%         1.93%         2.21%         1.84%
                                                =========     =========     =========     =========
Net interest rate margin......................       2.56%         2.20%         2.49%         2.10%
                                                =========     =========     =========     =========
Total interest income.........................  $   252.1     $   252.1     $   509.0     $   497.7
Total interest expense........................      163.3         175.7         334.6         348.5
                                                ---------     ---------     ---------     ---------
Net interest income...........................  $    88.8     $    76.4     $   174.4     $   149.2
                                                =========     =========     =========     =========

- - ---------------

(A) Average NPL's include non-accrual and restructured loans.

     The decline in average interest earning assets for the first six months of 1996 compared to the same period in 1995 resulted primarily from the sale of $729.3 million of securities available for sale during the third quarter of 1995. The Company utilized the proceeds from the sales to fund the repayment of certain borrowings.

     As indicated in the table above, net interest income increased by $12.4 million for the quarter ended June 30, 1996 as compared to the same period of 1995 and by $25.2 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The increase in net interest income was primarily due to an improvement in the Company's net interest rate spread. The yields on the Company's interest earning assets have increased during both the quarter and six months ended June 30, 1996 compared to the same periods of 1995. During the same periods, the cost of interest bearing liabilities has declined. The lagging repricing of the Company's adjustable rate loans and mortgage-backed securities ("MBS's") has led to an improvement in the Company's interest rate spread at June 30, 1996 as compared to June 30, 1995, as the Company's interest earning assets have not experienced the decline in yields currently reflected in the cost of interest bearing liabilities.

     The majority of the Company's loans receivable and MBS's, (approximately 54% of the total amount of loans receivable and MBS's) earn interest based upon the movement of the Eleventh District Cost of Funds Index ("COFI"). Changes in the COFI have historically lagged other indices and market rates. Additionally, the extent to which loans and MBS's can reprice upward may be limited by contractual terms that restrict the frequency of repricing and periodic interest rate adjustment caps ("periodic caps").

     The Company's deposits are its primary funding source. Deposits generally tend to reprice on a comparable basis with similar term U.S. Treasury securities and other market rates. The pricing of deposits is based upon competitive demand and the desirability of increasing or decreasing the Company's level of deposits.

     The following table presents information on the yields earned, rates paid and interest rate spreads for the Company:

                                                    JUNE 30, 1996                    JUNE 30, 1995
                                            ------------------------------   ------------------------------
                                            FOR THE    FOR THE     AT THE    FOR THE    FOR THE     AT THE
                                            QUARTER   SIX MONTHS   QUARTER   QUARTER   SIX MONTHS   QUARTER
                                             ENDED      ENDED       ENDED     ENDED      ENDED       ENDED
                                            -------   ----------   -------   -------   ----------   -------
Weighted Average Yield Earned:
  Loans Receivable........................    7.76%      7.81%       7.70%     7.71%      7.49%       7.77%
  Mortgage-Backed Securities..............    6.70       6.73        6.72      6.67       6.48        6.80
  Repurchase Agreements(A)................    5.43       5.49        5.51      6.12       6.02        6.27
  Other(B)................................    5.41       5.12        6.02      5.96       5.66        6.15
          Total Interest Earning Assets...    7.27       7.28        7.30      7.26       6.99        7.35
Weighted Average Rate Paid:
  Deposits................................    4.73       4.81        4.65      4.87       4.59        4.87
  FHLB Advances(C)........................    5.60       5.69        5.59      6.45       6.38        6.36
  Reverse Repurchase Agreements(D)........    5.31       5.33        5.29      6.08       5.94        6.11
  Other Borrowings........................    6.66       6.78        6.69      6.86       6.87        6.61
          Total Interest Bearing
            Liabilities...................    5.00       5.07        4.95      5.33       5.15        5.30
  Net Interest Rate Spread................    2.27       2.21        2.35      1.93       1.84        2.05
  Net Margin on Average Interest Earning
     Assets...............................    2.56%      2.49%       2.53%     2.20%      2.10%       2.23%

- - ---------------

(A) Securities purchased under agreements to resell ("repurchase agreements").

(B) Consists of U.S. Treasury securities, short-term liquid investments and other investment securities.

(C) Federal Home Loan Bank Advances ("FHLB advances").

(D) Securities sold under agreements to repurchase ("reverse repurchase agreements").

     The table below presents the Company's loans and mortgage-backed securities and the various indices which dictate their repricing:

                                                         JUNE 30, 1996               JUNE 30, 1995
                                                    -----------------------     -----------------------
                                                                 MORTGAGE-                   MORTGAGE-
                                                                   BACKED                      BACKED
                                                     LOANS       SECURITIES      LOANS       SECURITIES
                                                    --------     ----------     --------     ----------
                                                                   (DOLLARS IN MILLIONS)
Adjustable Rates:
  COFI............................................  $5,487.7      $ 1,018.2     $5,330.9      $ 1,172.3
  Treasury........................................   2,638.8          929.4      2,630.9        1,204.4
  Prime rate......................................     129.6             --        157.5             --
  Other adjustable................................      25.4             --         25.8             --
                                                    --------       --------     --------       --------
                                                     8,281.5        1,947.6      8,145.1        2,376.7
                                                    --------       --------     --------       --------
Fixed Rates:
  Fixed...........................................     568.6          193.0        594.7          267.2
  Fixed for 3-5 years converting to ARM...........     978.1             --        389.7             --
                                                    --------       --------     --------       --------
                                                     1,546.7          193.0        984.4          267.2
                                                    --------       --------     --------       --------
                                                     9,828.2        2,140.6      9,129.5        2,643.9
                                                    --------       --------     --------       --------
Deferred costs (fees), discounts and other items,
  net.............................................      13.7           (0.6)        (3.1)          (0.4)
Allowance for loan losses.........................    (172.8)            --       (181.8)            --
                                                    --------       --------     --------       --------
                                                    $9,669.1      $ 2,140.0     $8,944.6      $ 2,643.5
                                                    ========       ========     ========       ========

     The table below lists representative rates of various indices at the dates indicated:

                                                    JUNE 30,     MARCH 31,     DECEMBER 31,     JUNE 30,
                      INDEX                           1996         1996            1995           1995
- - --------------------------------------------------  --------     ---------     ------------     --------
COFI..............................................    4.82%         4.98%          5.12%          5.14%
30 year treasury bond.............................    6.90          6.67           5.96           6.63
1 year treasury bill..............................    5.70          5.41           5.18           5.65
6 month treasury bill.............................    5.23          4.97           5.04           5.34
Prime rate........................................    8.25          8.25           8.50           9.00
Federal funds.....................................    5.00          5.25           4.73           6.11
1 month LIBOR.....................................    5.43          5.38           5.63           6.06

     The table below shows the changes in the Company's total interest income, total interest expense and net interest income, attributable to changes in average balances outstanding (volume) and to changes in average interest rates earned and paid on balances:

                                  THREE MONTHS ENDED JUNE 30, 1996     SIX MONTHS ENDED JUNE 30, 1996
                                     VERSUS THREE MONTHS ENDED            VERSUS SIX MONTHS ENDED
                                           JUNE 30, 1995                       JUNE 30, 1995
                                   ------------------------------     --------------------------------
                                         AMOUNT OF INCREASE                  AMOUNT OF INCREASE
                                    (DECREASE) DUE TO CHANGE IN:        (DECREASE) DUE TO CHANGE IN:
                                   ------------------------------     --------------------------------
                                   VOLUME      RATE      TOTAL(A)     VOLUME       RATE       TOTAL(A)
                                   ------     ------     --------     -------     -------     --------
                                                          (DOLLARS IN MILLIONS)
Interest Income:
  Loans receivable...............  $ 13.7     $  1.2      $ 14.9      $  22.5     $  15.5      $ 38.0
  Other interest earning
     assets......................   (11.9)      (3.0)      (14.9)       (25.8)       (0.9)      (26.7)
                                   ------     ------      ------      -------     -------      ------
          Total Interest
            Income...............     1.8       (1.8)         --         (3.3)       14.6        11.3
                                   ------     ------      ------      -------     -------      ------
Interest Expense:
  Deposits.......................    (2.5)      (2.4)       (4.9)        10.1         6.4        16.5
  Borrowings.....................    (2.8)      (4.7)       (7.5)       (25.6)       (4.8)      (30.4)
                                   ------     ------      ------      -------     -------      ------
          Total Interest
            Expense..............    (5.3)      (7.1)      (12.4)       (15.5)        1.6       (13.9)
                                   ------     ------      ------      -------     -------      ------
Change in Net Interest Income....  $  7.1     $  5.3      $ 12.4      $  12.2     $  13.0      $ 25.2
                                   ======     ======      ======      =======     =======      ======

- - ---------------

(A) Changes in rate/volume (change in rate multiplied by the change in average volume) which cannot be segregated have been allocated to the change in rate or the change in average volume based upon their respective percentages of the combined totals.

     ASSET/LIABILITY MANAGEMENT

     To the extent that yields earned on assets respond to changes in market interest rates differently from rates paid on liabilities, earnings will be sensitive to changes in market interest rates. The objective of the Company's interest rate risk management is to maintain a balance between stable income growth and its exposure to potential earnings fluctuations resulting from differences in the amount of interest earning assets and interest bearing liabilities maturing or repricing in different time periods ("interest rate sensitivity"). The Company controls its interest rate sensitivity through a variety of methods including originating loans that reprice monthly or semi-annually and the use of interest rate exchange agreements. Adjustable rate loans have interest rates that reprice periodically based upon changes in COFI, the one year Treasury constant maturity index (the "CMT") and other indices. However, such repricing characteristics are subject to periodic caps. Additionally, many of the Company's adjustable loans reprice at periodic intervals. The contractual limitation of the adjustment period and periodic caps may limit increases to interest income during periods of increasing market rates.

     The Company's use of derivative financial instruments is primarily limited to interest rate exchange agreements. The Company utilizes interest rate exchange agreements as an integral part of its asset/liability management program.

     On a quarterly basis, the Company simulates the level of net interest income expected to be earned over a twelve month period following the date of the simulation. The simulation is based on a projection of market interest rates at varying levels, and estimates the impact of such market rates on the levels of interest earning assets and interest bearing liabilities during the measurement period. Also, any periodic or lifetime caps that contractually limit the repricing of any interest earning asset are considered.

     Based upon the outcome of the simulation analysis, the Company may consider the use of interest rate exchange agreements as a means of reducing the volatility of projected net interest income within certain ranges of projected changes in interest rates. The Company evaluates the effectiveness of entering into any interest rate exchange agreements by measuring the cost of such agreements in relation to the reduction in net interest income volatility within an assumed range of interest rates.

     The Company has historically used interest rate swaps, caps and floors as a means of controlling the potential negative impact on net interest income from potential changes in interest rates. The Company was a party to interest rate swap agreements in the notional amounts of $2.7 billion and $789.9 million at June 30, 1996 and June 30, 1995, respectively. The Company was a party to notional amounts of $100.0 million of interest rate floor agreements at both June 30, 1996 and June 30, 1995. The Company was not a party to interest rate cap agreements at June 30, 1996 or at June 30, 1995.

     The Company also monitors the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities which reprice within one year ("one year gap"). At June 30, 1996, the one year gap as a percentage of total interest earning assets was positive 3.21% as compared to positive 4.76% at June 30, 1995.

     The following table summarizes interest rate sensitive assets and liabilities for the Bank (exclusive of subsidiaries) at June 30, 1996. In preparing the table below, assumptions were made regarding estimated prepayments and maturities of mortgage-backed securities and loans. These assumptions were based upon the Bank's historical experience of maturities and prepayments for similar assets. For all other interest earning assets and liabilities, contractual maturities were used. Additionally, the Bank used the inherent contractual repricing characteristics of its interest earning assets and interest bearing liabilities in categorizing the interest rate sensitivity period.

                                                         INTEREST RATE SENSITIVITY PERIOD
                                              -------------------------------------------------------
                                                                       181 TO
                                               0 TO        91 TO         365        OVER
                                              90 DAYS     180 DAYS      DAYS       1 YEAR      TOTAL
                                              -------     --------     -------     ------     -------
                                                               (DOLLARS IN MILLIONS)
Interest earning assets:
  Short-term investments and investment
     securities............................   $1,353       $   --      $    --     $  206     $ 1,559
  Mortgage-backed securities...............    1,488          472          130         51       2,141
  Loans, net:
     Real Estate Mortgage:
       Adjustable rate.....................    6,188        1,482          706        665       9,041
       Fixed rate..........................       19           16           33        425         493
     Equity................................      140           11            7         40         198
     Consumer..............................       33           31            5         13          82
     Loans to subsidiaries.................      115           --           --         --         115
                                              ------       ------      -------     ------      ------
  Impact of hedging........................       --           --           --         --          --
                                              ------       ------      -------     ------      ------
          Total interest earning assets....    9,336        2,012          881      1,400      13,629
                                              ------       ------      -------     ------      ------
Interest bearing liabilities:
  Deposits:
     Passbook and demand...................      738           --           --         --         738
     Money market and NOW accounts.........    1,961           --           --         --       1,961
     Certificates of deposit...............    1,564        2,015        1,989        590       6,158
                                              ------       ------      -------     ------      ------
          Total deposits...................    4,263        2,015        1,989        590       8,857
                                              ------       ------      -------     ------      ------
  Borrowings:
     FHLB advances.........................    2,685           --           --        311       2,996
     Other borrowings......................      839          300           --         54       1,193
                                              ------       ------      -------     ------      ------
          Total borrowings.................    3,524          300           --        365       4,189
                                              ------       ------      -------     ------      ------
  Impact of hedging........................     (800 )        500           --        300          --
                                              ------       ------      -------     ------      ------
          Total interest bearing
            liabilities....................    6,987        2,815        1,989      1,255      13,046
                                              ------       ------      -------     ------      ------
Total interest earning assets less total
  interest bearing liabilities.............   $2,349       $ (803)     $(1,108)    $  145     $   583
                                              ======       ======      =======     ======     =======
Cumulative total interest earning assets
  less total interest bearing
  liabilities as a percentage of total
  interest earning assets..................    17.24%       11.34%        3.21%      4.28%       4.28%
                                              ======       ======      =======     ======     =======

     NON-PERFORMING ASSETS

     Net interest income is also affected by the composition, quality and type of interest earning assets. NPA's totaled $186.7 million or 1.33% of total assets at June 30, 1996, as compared to $231.8 million or 1.62% of total assets at December 31, 1995 and $226.2 million or 1.58% of total assets at June 30, 1995. The average amount of NPL's negatively impacted the Company's interest rate spread by 10 and 8 basis points during the second quarters of 1996 and 1995, respectively. NPL's reduced the Bank's interest rate spread by 11 and 10 basis points for the six months ended June 30, 1996 and 1995, respectively.

     The following table presents the Company's total NPA's by type at the dates indicated:

                                                          JUNE 30,   MARCH 31,   DECEMBER 31,   JUNE 30,
                          TYPE                              1996       1996          1995         1995
- - --------------------------------------------------------  --------   ---------   ------------   --------
                                                                      (DOLLARS IN MILLIONS)
REO, net of allowances..................................   $ 16.3     $  26.2       $ 22.2       $ 46.4
Non-accrual loans.......................................    166.7       201.5        206.3        179.8
Restructured loans......................................      3.7         2.4          3.3           --
                                                           ------      ------       ------       ------
          Total NPL's...................................    170.4       203.9        209.6        179.8
                                                           ------      ------       ------       ------
          Total NPA's...................................   $186.7     $ 230.1       $231.8       $226.2
                                                           ======      ======       ======       ======
Performing NPA's (included above).......................   $ 79.0     $  81.8       $ 81.3       $ 34.7
                                                           ======      ======       ======       ======
Performing NPA's as a % of total NPA's..................     42.3%       35.5%        35.1%        15.3%
                                                           ======      ======       ======       ======

                      COMPOSITION
- - --------------------------------------------------------
Residential 1-4.........................................   $ 88.5     $ 126.7       $122.6       $120.7
Multi-family............................................     74.7        82.7         88.1         46.3
Commercial real estate..................................     21.3        18.4         17.6         55.7
Other...................................................      2.2         2.3          3.5          3.5
                                                           ------      ------       ------       ------
          Total NPA's...................................   $186.7     $ 230.1       $231.8       $226.2
                                                           ======      ======       ======       ======
NPA's as a percentage of total assets...................     1.33%       1.61%        1.62%        1.58%
                                                           ======      ======       ======       ======

     In May 1993, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to the provision for losses. All loans designated by the Company as "impaired" are either placed on non-accrual status or are designated as restructured and are included with those loans reported as non-performing.

     Impaired and Potential Problem Loans. The Company has established a monitoring system for its loans in order to identify impaired loans, potential problem loans and to permit periodic evaluation of impairment and the adequacy of allowances for losses in a timely manner. Total loans include the following portfolios (i) residential 1-4 loans, (ii) income property loans and (iii) consumer loans. In analyzing these loans, the Company has established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of the loans within the various portfolios. The Company's residential 1-4 and consumer loans are relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company generally reviews its residential 1-4 and consumer portfolios by analyzing their performance and the composition of their collateral for the portfolios as a whole. All homogenous loans that are 90 days or more delinquent or are in foreclosure are automatically placed on non-performing status. Additionally, homogenous loans that have had a modification of terms are individually reviewed to determine if they meet the definition of a troubled debt restructuring. The Company stratifies its income property loan portfolio by size and by type and treats smaller performing multi-family loans with outstanding principal balances less than $750,000 and commercial real estate loans with balances less than $500,000 as homogenous portfolios. For income property loans exceeding the homogenous threshold, the Company conducts a periodic review of each loan in order to test each loan for impairment. The frequency and type of review is dependent upon the inherent risk attributed to each loan. The level of risk is measured by a scale which evaluates each loan on a continuum of multiple grades. The frequency and intensity of the loan review is directly proportionate to the adversity of the loan grade. The Company evaluates the risk of default and the risk of loss for each loan subject to individual monitoring. Income property loans that are below the homogenous threshold are evaluated for impairment based upon their payment status and on a pool basis. All loans that are determined to be impaired are placed on non-accrual status or are designated as troubled debt restructurings.

     Loans on which the Company has ceased the accrual of interest ("non-accrual loans") and loans on which various concessions have been made due to the inability of the borrower to service the obligation under the original terms of the agreement ("restructured loans") constitute the primary components of the portfolio of NPL's. Loans are generally placed on non-accrual status when the payment of interest is 90 days or more delinquent, or if the loan is in the process of foreclosure, or earlier if the timely collection of interest and/or principal appears doubtful. In addition, the Company monitors its loan portfolio in order to identify performing loans with excessive risk characteristics indicating that the collection of principal and interest may not be probable. In the event that the Company believes collection of principal and interest does not appear probable, the Company will designate the loan as impaired and place the loan on non-accrual status. The Company's policy allows for loans to be designated as impaired and placed on non-accrual status even though the loan may be current as to principal and interest payments and may continue to perform in accordance with its contractual terms. If a performing loan is placed on non-accrual status, cash collections of interest are generally applied as a reduction to the recorded investment of the loan.

     The Company restructures a loan when the borrower or the collateral is experiencing financial or operational problems that are expected to be relatively short-term in nature with the expectation that the borrower and/or the collateral will rebuild cash flow over time.

     The following table presents impaired loans with specific allowances and impaired loans without specific allowances by property type and by the method that impairment is determined at the dates indicated:

                                                        JUNE 30, 1996                 JUNE 30, 1995
                                                 ---------------------------   ---------------------------
                                                 GROSS    SPECIFIC     NET     GROSS    SPECIFIC     NET
                                                 AMOUNT   ALLOWANCE   AMOUNT   AMOUNT   ALLOWANCE   AMOUNT
                                                 ------   ---------   ------   ------   ---------   ------
                                                                   (DOLLARS IN MILLIONS)
Impairment Measured By Individual Review:
  Impaired Loans with Specific Allowances:
     Multi-family..............................  $ 53.0    $ (13.5)   $ 39.5   $ 42.4    $  (8.6)   $ 33.8
     Commercial real estate:
       Office buildings........................     9.5       (3.2)      6.3     18.2       (2.0)     16.2
       Shopping centers........................     1.3       (0.2)      1.1       --         --        --
       Industrial..............................     1.2       (0.3)      0.9      1.9       (0.2)      1.7
       Other...................................     0.9       (0.3)      0.6       --         --        --
                                                 ------    -------    ------   ------     ------    ------
     Total commercial real estate..............    12.9       (4.0)      8.9     20.1       (2.2)     17.9
                                                 ------    -------    ------   ------     ------    ------
  Total impaired loans with specific
     allowances................................    65.9      (17.5)     48.4     62.5      (10.8)     51.7
                                                 ------    -------    ------   ------     ------    ------
  Impaired Loans without Specific Allowances:
     Residential 1-4...........................     2.1         --       2.1       --         --        --
     Multi-family..............................    21.1         --      21.1      0.6         --       0.6
     Commercial real estate....................     7.6         --       7.6     21.8         --      21.8
                                                 ------    -------    ------   ------     ------    ------
  Total impaired loans without specific
     allowances................................    30.8         --      30.8     22.4         --      22.4
                                                 ------    -------    ------   ------     ------    ------
  Total impaired loans measured by individual
     review....................................    96.7      (17.5)     79.2     84.9      (10.8)     74.1
                                                 ------    -------    ------   ------     ------    ------
  Impairment Measured on a Pool Basis:
     Residential 1-4...........................    71.5         --      71.5     91.4         --      91.4
     Consumer..................................     2.2         --       2.2      3.5         --       3.5
                                                 ------    -------    ------   ------     ------    ------
                                                   73.7         --      73.7     94.9         --      94.9
                                                 ------    -------    ------   ------     ------    ------
Total impaired loans...........................  $170.4    $ (17.5)   $152.9   $179.8    $ (10.8)   $169.0
                                                 ======    =======    ======   ======     ======    ======

     The Company has designated all impaired loans at June 30, 1996 and June 30, 1995 as non-accrual or as troubled debt restructuring. For all impaired loans, the Company evaluates the need for a specific allowance by comparing the fair value of the related collateral to the net recorded investment of the loan. In the event that the fair value of the related collateral is less than the net recorded investment in the loan, the Company allocates a specific allowance equal to the excess of the net recorded investment in the loan over the fair value of the related collateral with consideration given to holding and selling costs. All uncollected interest relating to impaired loans has been fully reversed from income. At June 30, 1996, the Company had designated $79.0 million of loans that were performing in accordance with their contractual terms as impaired. The Company applies cash collections from impaired loans, designated as non-accrual, as a reduction of the loan's carrying amount. The average recorded investment in the impaired loans measured by individual review was $187.1 million for the quarter ended June 30, 1996 and $194.6 million for the six months ended June 30, 1996. During the quarter and six months ended June 30, 1996, the Company recognized $0.6 million and $1.3 million, respectively, of interest income on restructured loans designated as impaired loans.

     The following table summarizes the Company's gross NPL's by type at the dates indicated:

                                                    JUNE 30,     MARCH 31,     DECEMBER 31,     JUNE 30,
                                                      1996         1996            1995           1995
                                                    --------     ---------     ------------     --------
                                                                   (DOLLARS IN MILLIONS)
Non-accrual loans:
  Real estate
     Residential 1-4..............................   $ 71.5       $ 101.2         $ 99.6         $ 91.4
     Multi-family.................................     73.8          80.2           86.3           43.0
                                                     ------        ------         ------         ------
  Total residential real estate...................    145.3         181.4          185.9          134.4
                                                     ------        ------         ------         ------
  Commercial real estate
     Shopping centers.............................      4.9           1.3            1.3           11.8
     Office buildings.............................      9.9          11.6            8.8           18.8
     Other........................................      4.4           4.9            6.8           11.3
                                                     ------        ------         ------         ------
  Total commercial real estate....................     19.2          17.8           16.9           41.9
                                                     ------        ------         ------         ------
  Total real estate...............................    164.5         199.2          202.8          176.3
  Consumer........................................      2.2           2.3            3.5            3.5
                                                     ------        ------         ------         ------
Total non-accrual loans...........................   $166.7       $ 201.5         $206.3         $179.8
                                                     ======        ======         ======         ======
Restructured loans:
  Real estate
     Residential 1-4..............................   $  2.1       $   2.1         $  3.0         $   --
     Multi-family.................................      0.3           0.3            0.3             --
                                                     ------        ------         ------         ------
  Total residential real estate...................      2.4           2.4            3.3             --
                                                     ------        ------         ------         ------
  Commercial real estate..........................      1.3            --             --             --
                                                     ------        ------         ------         ------
  Total real estate...............................      3.7           2.4            3.3             --
                                                     ------        ------         ------         ------
Total restructured loans..........................   $  3.7       $   2.4         $  3.3         $   --
                                                     ======        ======         ======         ======
                                                     $170.4       $ 203.9         $209.6         $179.8
                                                     ======        ======         ======         ======

     Changes in the level of non-performing loans are attributable to: (i) changes in the level of delinquent loans and (ii) changes in the level of performing loans designated as impaired. Performing loans designated as impaired typically have one or more of the following attributes: (i) inverted loan to value ratios, (ii) levels of operating income insufficient to service the required loan payments, (iii) collateral requiring maintenance expenses in excess of the borrower's capacity or the funds generated by the collateral, and/or (iv) other adverse characteristics. The level of performing loans that are designated as impaired may fluctuate given changes to the factors discussed above. During the second quarter of 1996, the Company sold $34.7 million of delinquent residential 1-4 loans that had been placed on non-accrual status. The Company realized a loss of $6.6 million from the sale of those loans which was recorded as a charge-off to the Company's allowance for loan losses during the second quarter of 1996. Please refer to the activity of NPA's by property type tables for further information on the change in non-accrual loans during the quarter and six month periods ended June 30, 1996. At June 30, 1996, $79.0 million or 46.4% of the Company's NPL's were performing in accordance with their contractual terms.

     For the quarter ended June 30, 1996, additional interest income of $2.9 million would have been recorded had the non-accrual loans performed in accordance with their original terms, compared to $2.4 million of additional interest income which would have been recorded for the quarter ended June 30, 1995. For the six months ended June 30, 1996, additional interest income of $6.1 million would have been recorded had the non-accrual loans performed in accordance with their original terms, compared to $5.0 million of additional interest income which would have been recorded for the six months ended June 30, 1995.

     The following table shows the Company's delinquent loans at the dates indicated:

                                                    JUNE 30,     MARCH 31,     DECEMBER 31,     JUNE 30,
                                                      1996         1996            1995           1995
                                                    --------     ---------     ------------     --------
                                                                   (DOLLARS IN MILLIONS)
Residential 1-4 loans:
  30-59 days delinquent...........................   $ 10.8       $  11.5         $ 24.1         $ 26.8
  60-89 days delinquent...........................      3.3           2.6            3.5            2.9
  90 or more days delinquent......................     66.0         101.2           99.6           91.4
                                                     ------       -------         ------         ------
                                                       80.1         115.3          127.2          121.1
                                                     ------       -------         ------         ------
Multi-family loans:
  30-59 days delinquent...........................      0.7           0.1            0.8            0.3
  60-89 days delinquent...........................      0.3            --             --            0.3
  90 or more days delinquent......................      9.6          12.4           18.1           13.5
                                                     ------       -------         ------         ------
                                                       10.6          12.5           18.9           14.1
                                                     ------       -------         ------         ------
Commercial real estate loans:
  30-59 days delinquent...........................      2.6           0.2            0.2            0.1
  60-89 days delinquent...........................       --            --             --             --
  90 or more days delinquent......................      1.0           3.0            2.6           32.1
                                                     ------       -------         ------         ------
                                                        3.6           3.2            2.8           32.2
                                                     ------       -------         ------         ------
Consumer loans:
  30-59 days delinquent...........................      1.4           2.5            3.5            2.5
  60-89 days delinquent...........................      0.6           1.5            1.0            1.1
  90 or more days delinquent......................      2.2           2.3            3.5            3.5
                                                     ------       -------         ------         ------
                                                        4.2           6.3            8.0            7.1
                                                     ------       -------         ------         ------
          Total...................................   $ 98.5       $ 137.3         $156.9         $174.5
                                                     ======       =======         ======         ======
Total delinquent loans:
  30-59 days delinquent...........................   $ 15.5       $  14.3         $ 28.6         $ 29.7
  60-89 days delinquent...........................      4.2           4.1            4.5            4.3
  90 or more days delinquent......................     78.8         118.9          123.8          140.5
                                                     ------       -------         ------         ------
                                                     $ 98.5       $ 137.3         $156.9         $174.5
                                                     ======       =======         ======         ======

     The primary factor for the improvement in the level of delinquent loans of June 30, 1996 as compared to the recent levels of delinquencies, was the sale of $34.7 million of delinquent residential 1-4 loans during the second quarter of 1996.

     The following tables present activity of NPA's by property type for the periods presented:

                                                      FOR THE QUARTER ENDED JUNE 30, 1996
                                     ---------------------------------------------------------------------
                                                                          PAYOFFS/
                                     BALANCE       NEW        FORE-        CURES/                 BALANCE
                                     03/31/96     NPA'S      CLOSURES      SALES        OTHER     06/30/96
                                     --------     -----      --------     --------      -----     --------
                                                             (DOLLARS IN MILLIONS)
Non-accrual loans:
  Residential 1-4..................   $101.2      $  --       $ (29.3)     $ (0.4)(A)   $  --      $ 71.5
  Multi-family.....................     80.2       20.0          (5.7)      (19.3)       (1.4)       73.8
  Commercial real estate...........     17.8        9.0          (1.1)       (6.2)       (0.3)       19.2
  Consumer.........................      2.3         --            --        (0.1)(A)      --         2.2
                                      ------      -----        ------      ------       -----      ------
                                       201.5       29.0         (36.1)      (26.0)       (1.7)      166.7
                                      ------      -----        ------      ------       -----      ------
Restructured loans:
  Residential 1-4..................      2.1         --            --          --          --         2.1
  Multi-family.....................      0.3         --            --          --          --         0.3
  Commercial real estate...........       --        1.3            --          --          --         1.3
                                      ------      -----        ------      ------       -----      ------
                                         2.4        1.3            --          --          --         3.7
                                      ------      -----        ------      ------       -----      ------
REO, net:
  Residential 1-4..................     23.4         --          23.3       (30.9)       (0.9)       14.9
  Multi-family.....................      2.2         --           4.0        (6.2)        0.6         0.6
  Commercial real estate...........      0.6         --           0.6        (0.2)       (0.2)        0.8
                                      ------      -----        ------      ------       -----      ------
                                        26.2         --          27.9       (37.3)       (0.5)       16.3
                                      ------      -----        ------      ------       -----      ------
Total NPA's........................   $230.1      $30.3       $  (8.2)     $(63.3)      $(2.2)     $186.7
                                      ======      =====        ======      ======       =====      ======

- - ---------------

(A) Represents net activity for the period.

                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   ----------------------------------------------------------------------
                                                                         PAYOFFS/
                                   BALANCE       NEW         FORE-        CURES/                 BALANCE
                                   12/31/95     NPA'S       CLOSURES      SALES        OTHER     06/30/96
                                   --------     ------      --------     --------      -----     --------
                                                           (DOLLARS IN MILLIONS)
Non-accrual loans:
  Residential 1-4................   $ 99.6      $ 24.6(A)    $ (52.7)    $     --      $  --      $ 71.5
  Multi-family...................     86.3        38.7         (16.8)       (31.6)      (2.8)       73.8
  Commercial real estate.........     16.9        14.8          (1.7)       (10.0)      (0.8)       19.2
  Consumer.......................      3.5          --            --         (1.3)(A)     --         2.2
                                    ------      ------        ------       ------      ------     ------
                                     206.3        78.1         (71.2)       (42.9)      (3.6)      166.7
                                    ------      ------        ------       ------      ------     ------
Restructured loans:
  Residential 1-4................      3.0        (0.4)           --         (0.4)      (0.1)        2.1
  Multi-family...................      0.3          --            --           --         --         0.3
  Commercial real estate.........       --         1.3            --           --         --         1.3
                                    ------      ------        ------       ------      ------     ------
                                       3.3         0.9            --         (0.4)      (0.1)        3.7
                                    ------      ------        ------       ------      ------     ------
REO, net:
  Residential 1-4................     20.0          --          42.0        (46.2)      (0.9)       14.9
  Multi-family...................      1.5          --          11.4        (12.4)       0.1         0.6
  Commercial real estate.........      0.7          --           0.9         (0.7)      (0.1)        0.8
                                    ------      ------        ------       ------      ------     ------
                                      22.2          --          54.3        (59.3)      (0.9)       16.3
                                    ------      ------        ------       ------      ------     ------
Total NPA's......................   $231.8      $ 79.0       $ (16.9)    $ (102.6)     $(4.6)     $186.7
                                    ======      ======        ======       ======      ======     ======

- - ---------------

(A) Represents net activity for the period.

     CLASSIFICATION OF ASSETS

     As part of the loan monitoring process previously described, the Company reviews and classifies its loans for regulatory purposes as Pass, Special Mention, Substandard, Doubtful, or Loss.

     The table below presents the Company's total classified and criticized loan portfolio (which includes classified loans sold or swapped with recourse retained by the Bank) at the dates indicated:

                                         JUNE 30,     MARCH 31,     DECEMBER 31,     JUNE 30,     DECEMBER 31,
                                           1996         1996            1995           1995           1994
                                         --------     ---------     ------------     --------     ------------
                                                                 (DOLLARS IN MILLIONS)
Special Mention
  Residential 1-4.....................    $ 19.7       $  37.3         $ 30.8         $ 55.7         $ 32.7
  Multi-family........................     102.4         119.7           91.9           80.9           61.5
  Commercial real estate..............      29.6          26.0           25.2           13.0           20.8
  Consumer............................       1.4           2.5            3.5            2.5            1.7
                                          ------       -------         ------         ------         ------
                                           153.1         185.5          151.4          152.1          116.7
                                          ------       -------         ------         ------         ------
Substandard
  Residential 1-4.....................      79.6         114.5          116.4          102.2          109.6
  Multi-family........................     107.8         102.3          107.4          101.8          171.2
  Commercial real estate..............      26.3          24.0           21.5           54.4           28.2
  Consumer............................       1.7           2.6            2.7            2.9            1.9
                                          ------        ------         ------
                                           215.4         243.4          248.0          261.3          310.9
                                          ------       -------         ------         ------         ------
Doubtful
  Multi-family........................        --            --             --             --            0.4
  Consumer............................       1.1           1.2            1.8            1.8            1.0
                                          ------        ------         ------
                                             1.1           1.2            1.8            1.8            1.4
                                          ------       -------         ------         ------         ------
Loss
  Residential 1-4.....................        --            --             --             --            4.1
  Multi-family........................      15.3          19.7           20.7           12.1           28.1
  Commercial real estate..............       4.0           4.5            3.6            2.3            2.3
                                          ------       -------         ------         ------         ------
                                            19.3          24.2           24.3           14.4           34.5
                                          ------       -------         ------         ------         ------
                                          $388.9       $ 454.3         $425.5         $429.6         $463.5
                                          ======       =======         ======         ======         ======
Total classified loans as a percentage
  of total gross loans................      3.95%         4.72%          4.49%          4.71%          5.17%
                                          ======       =======         ======         ======         ======
Total allowance for loan losses as a
  percentage of total classified
  loans...............................     44.43%        39.34%         42.54%         42.32%         45.65%
                                          ======       =======         ======         ======         ======
Total general valuation allowance as a
  percentage of classified loans
  excluding the Loss classification...     41.53%        35.92%         39.06%         40.32%         41.28%
                                          ======       =======         ======         ======         ======

     Changes in the amount of classified assets and the classifications assigned to specific assets can be an indicator of potential problem loans that may become non-performing in the future. The Company has classified all of its impaired loans and NPL's as Substandard, Doubtful or Loss. Additionally, the Company has provided specific valuation allowances for the portion of loans classified as Loss.

     The following table presents a reconciliation of assets and off-balance sheet recourse arrangements classified by the Company to the Company's NPA's at June 30, 1996:

                                         SPECIAL
                                         MENTION     SUBSTANDARD     DOUBTFUL     LOSS      TOTAL
                                         -------     -----------     --------     -----     ------
                                                           (DOLLARS IN MILLIONS)
    Non-accrual loans..................  $   --        $ 148.1         $1.1       $17.5     $166.7
    Restructured loans.................      --            3.7           --          --        3.7
                                         ------         ------         ----       -----     ------
    NPL's..............................      --          151.8          1.1        17.5      170.4
    Real estate owned..................      --           27.3           --         4.2       31.5
                                         ------         ------         ----       -----     ------
    Total classified NPA's.............      --          179.1          1.1        21.7      201.9
    Other classified loans currently
      performing.......................    87.1           24.5           --          --      111.6
    REI................................      --           16.6           --        22.7       39.3
    Off balance sheet recourse
      arrangements.....................    20.9           15.7           --         1.8       38.4
    Securitized loans..................    45.1           23.4           --          --       68.5
                                         ------         ------         ----       -----     ------
    Total..............................  $153.1        $ 259.3         $1.1       $46.2(A)  $459.7
                                         ======         ======         ====       =====     ======

- - ---------------

(A) The Company has provided a specific allowance for the portion of any asset classified as loss.

     PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses during the first six months of 1996 totaled $20.4 million, of which $10.2 million was provided during the second quarter. Comparatively, provisions for loan losses totaled $16.9 million during the first six months of 1995, of which $8.6 million was provided during the second quarter. Loan loss provisions during the second quarter of 1996 were recorded to partially replenish the general valuation allowance for net charge-offs of $11.4 million. The Company's charge-offs during the second quarter of 1996 were primarily related to residential 1-4 and multi-family loans. Charge-offs on residential 1-4 loans totaled $10.5 million during the second quarter of 1996 as compared to $3.8 million during the same period of 1995. During the second quarter of 1996, the Bank recorded a charge-off of $6.6 million from the sale of $34.7 million of delinquent residential 1-4 loans.

     The Company's general valuation allowance declined to $153.5 million at June 30, 1996 from $156.7 million at December 31, 1995 and from $167.4 million at June 30, 1995. The total allowance for loan losses has decreased to $172.8 million at June 30, 1996 from $181.0 million at December 31, 1995 and from $181.8 million at June 30, 1995. The Company evaluates the allowance for losses by estimating a range of losses inherent in the portfolio. The Company then performs an evaluation to determine what level in the range of inherent losses is most appropriately given: (i) the level of non-performing and classified loans, (ii) the composition of the loan portfolio, (iii) prevailing and forecasted economic conditions, (iv) other credit factors, and (v) the Company's judgment.

     Should any of the aforementioned factors vary materially in the near term the Company could experience the need to increase its allowance for loan losses which could result in a higher level of provisions for loan losses. The percentage of general valuation allowances to classified loans, excluding the Loss classification, was 41.53% at June 30, 1996, 39.06% at December 31, 1995 and 40.32% at June 30, 1995.

     The following table presents the activity in the specific and general allowances for loan losses for the periods presented:

                                                    FOR THE THREE MONTHS        FOR THE SIX MONTHS ENDED
                                                     ENDED JUNE 30, 1996              JUNE 30, 1996
                                                 ---------------------------   ---------------------------
                                                 SPECIFIC   GENERAL   TOTAL    SPECIFIC   GENERAL   TOTAL
                                                 --------   -------   ------   --------   -------   ------
                                                                   (DOLLARS IN MILLIONS)
Balance, beginning of period...................   $ 24.2    $ 154.5   $178.7    $  24.3   $ 156.7   $181.0
  Provision for losses.........................       --       10.2     10.2         --      20.4     20.4
  Allocations to/from general allowances.......     (0.2)       0.2       --        5.2      (5.2)      --
  Charge-offs, net.............................     (4.7)     (11.4)   (16.1)     (10.2)    (18.4)   (28.6)
                                                  ------    -------   ------    -------   -------   ------
Balance, end of period.........................   $ 19.3    $ 153.5   $172.8    $  19.3   $ 153.5   $172.8
                                                  ======    =======   ======    =======   =======   ======

     The net charge-offs by loan category for the periods presented are summarized as follows:

                                                              FOR THE THREE        FOR THE SIX
                                                              MONTHS ENDED        MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                             ---------------     ---------------
                                                             1996      1995      1996      1995
                                                             -----     -----     -----     -----
                                                                    (DOLLARS IN MILLIONS)
        Real estate:
          Residential 1-4..................................  $10.5     $ 3.8     $15.3     $10.6
          Income property
             Multi-family..................................    3.8      12.4       8.7      26.0
             Office buildings..............................    0.9       2.5       1.3       3.5
             Other.........................................     --       4.0       0.2       4.5
                                                             -----     -----     -----     -----
          Total income property............................    4.7      18.9      10.2      34.0
                                                             -----     -----     -----     -----
        Total real estate..................................   15.2      22.7      25.5      44.6
        Consumer...........................................    0.9       1.3       3.1       2.1
                                                             -----     -----     -----     -----
                                                             $16.1     $24.0     $28.6     $46.7
                                                             =====     =====     =====     =====
        As a percentage of average net loans...............   0.67%     1.08%     0.60%     1.06%
                                                             =====     =====     =====     =====

     The table below presents certain key ratios for NPL's and the allowances for loan losses at the dates presented:

                                                      JUNE 30,   MARCH 31,   DECEMBER 31,   JUNE 30,
                                                        1996       1996          1995         1995
                                                      --------   ---------   ------------   --------
      NPL's as a % of gross loans receivable........     1.73%      2.12%         2.21%        1.97%
      Total allowances for loan losses as a % of
         NPL's......................................   101.41      87.64         86.35       101.11
      General allowances as a % of NPL's............    90.08      75.77         74.76        93.10
      General allowances as a % of gross loans
         receivable.................................     1.56       1.60          1.65         1.83
      Total allowances for loan losses as a % of
         gross loans receivable.....................     1.76       1.85          1.91         1.99
      Ratio of NPA's to total assets................     1.33       1.61          1.62         1.58
      Total allowance for loan losses as a % of
         total classified loans.....................    44.43      39.34         42.54        42.32
      Total general valuation allowance as a % of
         classified loans excluding the Loss
         classification.............................    41.53%     35.92%        39.06%       40.32%

     OTHER INCOME

     For the second quarter of 1996, total other income increased to $28.0 million from $14.3 million for the same period of 1995. For the six months ended June 30, 1996 and 1995 total other income was $43.7 million and $28.8 million, respectively. The increase in other income for the quarter and six months ended June 30, 1996 compared to the same periods in 1995 was primarily due to the gain on the sale of the San Diego County branches of $12.0 million. Other income is primarily comprised of fee income and gains from the sales of assets.

     Fee Income. Fee income primarily includes fees charged to depositors for services rendered, fees from loan servicing and fees earned from the sales of alternative investment products. Total fee income is affected by the level and type of savings deposits, the level of loan servicing and the sales of alternative investment products. The following table presents the Company's sources of fee income for the periods presented:

                                                           FOR THE THREE        FOR THE SIX
                                                           MONTHS ENDED        MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                          ---------------     ---------------
                      SOURCE OF FEES                      1996      1995      1996      1995
    ---------------------------------------------------   -----     -----     -----     -----
                                                                 (DOLLARS IN MILLIONS)
    Savings deposits...................................   $ 7.2     $ 5.9     $14.5     $12.2
    Loan servicing.....................................     2.8       3.1       5.6       6.4
    Sales of alternative investment products...........     5.0       3.5       9.4       7.2
    Other..............................................     0.1       0.7       0.2       0.8
                                                          -----     -----     -----     -----
                                                          $15.1     $13.2     $29.7     $26.6
                                                          =====     =====     =====     =====

     The increase in savings deposit fees for the first half of 1996 compared to the same period of 1995 resulted from increases in rates charged for depository services and improvements in effectiveness of the fee collection process.

     Loans serviced for others totaled $3.7 billion and $4.2 billion at June 30, 1996 and June 30, 1995, respectively. Loans serviced for others are loans that have been sold with the servicing thereof retained by the Company. The level of loans serviced for others is determined by the volume of loan sales and loan prepayments. The decrease in the portfolio of loans serviced for others primarily resulted from the excess of loan payoffs over new loan sales. The Company's sale of loans since 1994 has declined because of the low volume of fixed rate loan originations and as part of its decision to retain more of its originations in its portfolio of assets. The reduced volume of loans originated for sale and the level of payoffs contributed to a reduction in the level of loans serviced for others which has resulted in a decline in servicing fee income.

     The Company offers its customers the opportunity to purchase investment products as an alternative to traditional savings deposits. The Company offers these products, including annuities, mutual funds and other investments, through its branch network. The Company earns a fee from the sale of these products. Sales of alternative investment products totaled $126.8 million and $84.5 million for the second quarter of 1996 and 1995, respectively. Sales of alternative investment products totaled $239.1 million for the first six months of 1996 compared to $165.6 million for the same period of 1995. The increase in the volume of sales has led to an increase in the level of fees earned by the Company.

     Gain (Loss) on Sales of Loans. The Company engages in mortgage banking activities for several reasons, including providing liquidity and managing asset size. The Company's originations of conforming fixed rate residential 1-4 loans are generally held for sale. Originations of adjustable rate loans are generally held for investment. The Company has established desired ranges for loan portfolio composition and asset growth based upon numerous factors. These factors include (i) origination volume and mix, (ii) portfolio repayments and payoffs, (iii) interest rate risk considerations, (iv) desired servicing portfolio levels, (v) anticipated deposit flows and (vi) regulatory capital requirements. Collectively, these factors enter into the determination of the amount of loans originated for sale. At June 30, 1996, $12.4 million of loans were held for sale with a market value of $12.4 million.

     For the quarter ended June 30, 1996, gains on sales of loans were $0.4 million. Loan sales for the quarters ended June 30, 1996 and 1995 totaled $90.0 million and $39.2 million, respectively. For the six months ended June 30, 1996 and 1995 gains/(losses) on sales of loans were $0.3 million and $(0.2) million, respectively. Loan sales for the six months ended June 30, 1996 and 1995 were $150.7 million and $74.3 million, respectively.

     During the first quarter of 1996 the Company implemented Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 removes the distinction in accounting for mortgage servicing rights resulting from originated and purchased loans. The Company did not experience a material impact to its results of operations or financial condition from the implementation of SFAS 122.

     Available for Sale Securities. The Company determines which securities are available for sale by evaluating whether such securities would be sold in response to liquidity needs, asset/liability management, regulatory capital requirements and other factors. Generally accepted accounting principles require the variance between the market value of available for sale securities and the recorded investment in such securities to be reflected as an unrealized holding gain or loss and presented as an adjustment to stockholders' equity. At June 30, 1996, the adjustment was a gain of $0.4 million. The after tax unrealized holding gain from available for sale securities totaled $5.4 million at June 30, 1995. At June 30, 1996, all U.S. treasury securities held by the Company were included as available for sale securities. Securities available for sale totaled $205.5 million and $925.4 million at June 30, 1996 and 1995, respectively.

     OTHER EXPENSES

     Total other expenses are primarily comprised of general and administrative expenses and operations of real estate held for sale. For the quarter ended June 30, 1996, other expenses increased to $62.5 million compared to $60.3 million for the quarter ended June 30, 1995. Other expenses for the six months ended June 30, 1996 decreased to $124.0 million compared to $124.6 million for the six months ended June 30, 1995.

     General and Administrative Expenses. General and administrative expenses are comprised of compensation, office occupancy, federal deposit insurance premiums and special assessments and other general and administrative expenses. General and administrative expenses were $58.8 million for the quarter ended June 30, 1996, compared to $59.4 million for the quarter ended June 30, 1995 and $116.7 million for the six months ended June 30, 1996, compared to $119.1 million for the six months ended June 30, 1995. The improvement in general and administrative expenses is due to a reduction in federal deposit insurance and a reduction in office occupancy expense. The reduction in federal deposit insurance premiums is due to a reduction in the cost of the Bank's premiums from 0.26% to 0.23%. The reduction in office occupancy is due to consolidations of the Company's operational facilities and a reduction in the number of employees. At June 30, 1996 the Company had 2,060 employees as compared to 2,100 at December 31, 1995 and 2,260 at June 30, 1995.

     Operations of Real Estate Held for Sale. Operations of real estate held for sale consists of operations of real estate held for investment ("REI") and operations of REO. Operations of real estate held for sale include (i) provisions for losses, (ii) the net effect of rental income and related operating expenses and (iii) gains or losses resulting from the sale of properties. Operations of real estate held for sale resulted in losses of $3.7 million and $0.9 million for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and June 30, 1995, operations of real estate held for sale resulted in losses of $7.3 million and $5.5 million, respectively. During 1996, the Company recorded $5.0 million in provisions for losses on REI, in order to reflect its portfolio at a value that would represent the expected proceeds from an accelerated disposition of the property. The Company began to actively market its remaining REI during the second quarter of 1996 and anticipates a sale of its REI to close during the second half of 1996.

     The Company determines its level of allowance for losses on REO by comparing the net investment in the property to its fair value as determined by a current appraisal, less cost of disposition. In the event that prices indicated by the current market for similar REO properties ("market price") are less than those indicated by appraisals, the Company will utilize the market price in evaluating the carrying value of its REO. The Company has provided specific allowances for all known declines in value and has utilized the most readily available market price for each property in the REO portfolio. Additionally, the Company maintains general allowances relating to real estate held for sale. There can be no assurance that real estate market values or the market prices for REO will not decline. In the event such declines occur, further provisions for losses may be required.

     The following table presents the composition of real estate held for sale, net of allowances, at the dates indicated:

                                                JUNE 30,     MARCH 31,     DECEMBER 31,     JUNE 30,
                  PROPERTY TYPE                   1996         1996            1995           1995
                  -------------                 --------     ---------     ------------     --------
                                                               (DOLLARS IN MILLIONS)
    Residential 1-4...........................   $ 31.5        $43.9          $ 47.3         $ 68.6
    Multi-family..............................      0.6          2.2             1.5            3.3
    Office buildings..........................      0.2          0.2             0.3            3.6
    Hotels....................................       --           --              --            9.7
    Other.....................................      0.6          0.4             0.4            0.5
                                                 ------        -----          ------         ------
                                                 $ 32.9        $46.7          $ 49.5         $ 85.7
                                                 ======        =====          ======         ======
    REO.......................................   $ 16.3        $26.2          $ 22.2         $ 46.4
    REI.......................................     16.6         20.5            27.3           39.3
                                                 ------        -----          ------         ------
                                                 $ 32.9        $46.7          $ 49.5         $ 85.7
                                                 ======        =====          ======         ======

     Please see the NPA's activity tables in the Non-Performing Assets section for a comprehensive analysis of the change in REO.

     INCOME TAXES

     Income tax expense (benefit) is computed upon, and generally varies proportionately with, earnings (loss) before income tax expense (benefit) adjusted for nontaxable items of income and expense and certain changes in the components of its net deferred tax asset and related valuation allowance. Although the Company had earnings before income tax expense (benefit) for the quarter ended June 30, 1996, there was minimal income tax expense because of the availability of unbenefitted net operating loss carryforwards. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards and other deferred tax assets, the Company has recorded a valuation allowance approximately equal to its net deductible temporary difference at June 30, 1996 and 1995.

     CONTINGENCIES

     The Company is involved as a defendant in certain legal proceedings incidental to its business. The Company does not believe that the legal proceedings to which it is a party, if adversely decided, in the aggregate would have a material adverse effect upon its financial condition. The Company has established allowances in connection with these legal proceedings for its current estimate of the potential related liabilities. It is possible that the Company could be found liable for an amount in excess of the allowance the Company has established. Adverse decisions in such matters could have a material adverse effect upon the Company's results of operations for the relevant period or periods in which they occur.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flows are derived from the results of its operating activities, investing activities and financing activities. The Company's cash flows from investing activities include: making and collecting loans, and disposing of investment securities. The Company's cash flows from financing activities include: the Company's deposit gathering systems, borrowing money and repaying amounts borrowed, obtaining and paying for other resources obtained from creditors, and the dividend return of their investment. The Company's cash flows from operating activities generally involve the cash effects of transactions and other events that enter into the determination of net earnings.

     Operating Activities. The Company's net cash flows from operating activities totaled $100.7 million and $120.9 million for the quarter and six months ended June 30, 1996 compared to $21.0 million and $32.6 million, respectively, for the same periods of 1995. The primary sources of cash flows from operating activities include (i) sales of loans held for sale and (ii) the excess of net interest income and fee income over general and administrative expenses.

     Investing Activities. The Company's net cash flows provided (used) by investing activities totalled $222.2 million and $201.2 million for the quarter and six months ended June 30, 1996 compared to $(171.5) million and $(232.7) million, respectively, for the same periods of 1995. The Company's cash flows from investing activities are primarily derived from the payments, originations and purchases of loans, and the acquisition and maturity of investment securities.

     Payments on loans and securities held to maturity represent other significant sources of funds for the Company. Principal payments, including payoffs, on loans produced $713.8 million and $442.1 million of funds for the Company during the first six months of 1996 and 1995, respectively. The increase in the level of payments from loans receivable is primarily due to an increase in the level of loan prepayments. Payments from securities held to maturity totaled $226.0 million and $174.5 million during the first six months of 1996 and 1995, respectively. Proceeds from maturities of securities during the six months ended June 30, 1996 and 1995 were $156.0 million and $755.0 million, respectively.

     Financing Activities. The Company's net cash flows (used) provided by financing activities totaled $(276.3) million and $(340.8) million for the quarter and six months ended June 30, 1996 compared to $109.4 million and $105.7 million, respectively, for the same periods of 1995. The Company's cash flows from financing activities represent the major source of funds for the Company consisting of retail deposits, FHLB advances, reverse repurchase agreements and other borrowings. The Company also has access to brokered deposits and capital markets as alternative sources of funds. The mix of these funding sources is changed from time to time, in light of market conditions, liquidity needs, capital requirements and interest rate sensitivity concerns in order to obtain the appropriate balance between maturities and costs of funds.

     Total deposits of the Company were $8.8 billion, $9.5 billion, $9.5 billion and $9.4 billion at June 30, 1996, March 31, 1996, December 31, 1995 and June 30, 1995, respectively. Total brokered deposits of the Company were $169.0 million at June 30, 1996, $220.8 million at March 31, 1996, $273.8 million at December 31, 1995 and $271.3 million at June 30, 1995.

     During the second quarter of 1996, the Company sold six branches located in San Diego with deposits totalling approximately $380 million. The premium on the sale of deposits was 4.17% and the Company recorded a gain of approximately $12 million from the sale. The Company does not anticipate that the sale of these branches will adversely impact its liquidity.

     The following table presents the weighted average interest rates and the amounts of deposits for the Company at the dates indicated:

                                                                     JUNE 30, 1996            JUNE 30, 1995
                                                                 ----------------------   ----------------------
                                                                 AVG. RATE     BALANCE    AVG. RATE     BALANCE
                                                                 ----------    --------   ----------    --------
COMPOSITION OF DEPOSITS:
No minimum term -- checking:
  Money market checking........................................     1.17%      $  696.0      1.24%      $  790.9
  Non-interest bearing commercial..............................       --          265.9        --          203.2
No minimum term -- savings:
  Passbook.....................................................     2.21          459.3      2.22          535.3
  Tiered savings...............................................     4.44          268.8        --             --
  Money market savings.........................................     3.45          996.1      3.49        1,261.5
Term:
  Less than 3 months...........................................     4.41          118.4      4.04           92.6
  3 months to 6 months.........................................     4.93          557.5      5.03          419.0
  7 months to 1 year...........................................     5.28        2,371.0      5.94        2,890.7
  13 months to 2 years.........................................     6.05        2,563.0      5.93        2,427.7
  25 months to 3 years.........................................     5.65           63.7      6.53          125.4
  37 months to 4 years.........................................     5.72           28.4      6.51           73.9
  49 months to 5 years.........................................     6.32          179.7      6.79          215.1
  Over 5 years.................................................     7.11%         276.4      7.13%         332.9
                                                                               --------                 --------
Total consolidated deposits....................................                $8,844.2                 $9,368.2
                                                                               ========                 ========

     The Company's outstanding balance of FHLB advances at June 30, 1996, March 31, 1996, December 31, 1995 and June 30, 1995 totaled $3.0 billion, $2.7 billion, $2.7 billion and $2.4 billion, respectively. The weighted average remaining maturity of these advances at June 30, 1996 was 12 months. Reverse repurchase agreements had carrying values of $932.9 million, $704.7 million, $857.3 million and $1.0 billion at June 30, 1996, March 31, 1996, December 31, 1995 and June 30, 1995, respectively.

     During the second quarter of 1996 the Bank called for redemption all of the 3,740,000 outstanding shares of the Preferred Stock, Series A. Except for 18,820 shares which elected to convert into 23,336 shares of the Company's common stock, all of the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     During the quarter ended June 30, 1996 and 1995, the Bank declared and paid dividends totaling $7.9 million and $6.4 million, respectively, on its preferred stock, Series A and Series B. The dividends declared and paid during the second quarter of 1996 included dividends related to the redemption of the Preferred Stock, Series A totaling $1.5 million.

     LENDING ACTIVITIES

     The table below shows the number and dollar amount of loans originated and purchased by the Company. Adjustable rate loan originations and purchases are presented by rate adjustment index.

                                FOR THE THREE MONTHS ENDED JUNE 30,              FOR THE SIX MONTHS ENDED JUNE 30,
                          -----------------------------------------------  ----------------------------------------------
                                   1996                    1995                     1996                    1995
                          ----------------------  -----------------------  ----------------------  ----------------------
                          NUMBER OF               NUMBER OF                NUMBER OF               NUMBER OF
                            LOANS      AMOUNTS      LOANS       AMOUNTS      LOANS      AMOUNT       LOANS      AMOUNT
                          ---------  -----------  ---------   -----------  ---------  -----------  ---------  -----------
                                     (DOLLARS IN              (DOLLARS IN             (DOLLARS IN             (DOLLARS IN
                                      MILLIONS)                MILLIONS)               MILLIONS)                MILLIONS)
Loans Originated:
  Residential 1-4
    Wholesale
      Fixed..............      78      $  14.8          4       $   0.5        257     $    71.6         4     $     0.5
      3 or 5 year
         fixed --
         Treasury........     383        111.1        100          27.4        767         231.2       109          30.5
      1 year Treasury....     224         87.4          3           0.6        272         106.6        12           4.1
      11th District
         COFI............     635        179.0        687         186.0        859         246.8     1,814         528.7
                            -----      -------      -----       -------      -----     ---------     -----     ---------
    Residential 1-4 --
      Wholesale..........   1,320        392.3        794         214.5      2,155         656.2     1,939         563.8
                            -----      -------      -----       -------      -----     ---------     -----     ---------
    Retail
      Fixed..............     422         46.1        411          27.4        966         117.5       549          33.9
      3 or 5 year
         fixed --
         Treasury........     258         57.3         41           8.2        517         113.7        50           9.6
      1 year Treasury....      18          4.1          3            .2         34           6.2         5           0.5
      11th District
         COFI............     281         65.3        620         129.6        444         104.7     1,265         257.8
                            -----      -------      -----       -------      -----     ---------     -----     ---------
    Residential 1-4 --
      Retail.............     979        172.8      1,075         165.4      1,961         342.1     1,869         301.8
                            -----      -------      -----       -------      -----     ---------     -----     ---------
  Total Residential
    1-4..................   2,299        565.1      1,869         379.9      4,116         998.3     3,808         865.6
  Multi-family...........      16          5.1         11           5.5         29           9.1        24          11.5
  Commercial real
    estate...............       1          0.3          1           0.2          2           0.5         1           0.2
  Business banking.......      18          2.4         --            --         18           2.4        --            --
  Consumer...............     404         22.0        796          27.0      1,066          45.7     1,621          50.6
                            -----      -------      -----       -------      -----     ---------     -----     ---------
Total loans originated...   2,738      $ 594.9      2,677       $ 412.6      5,231     $ 1,056.0     5,454     $   927.9
                            =====      =======      =====       =======      =====     =========     =====     =========
Loans Purchased:
  Residential 1-4
      3 or 5 year
         fixed --
         Treasury........      65      $  18.5         --       $    --         65     $    18.5        --     $      --
      Fixed..............       3          0.1         19           0.4          6           0.2        22           0.5
      1 year Treasury....     320         96.5        217          54.1        909         261.7       247          59.9
      11th District
         COFI............     112         27.1         81          16.1        181          43.9       321          61.2
      Other..............      --           --          1           0.2         --            --         1           0.2
                            -----      -------      -----       -------      -----     ---------     -----     ---------
    Total Residential
      1-4................     500        142.2        318          70.8      1,161         324.3       591         121.8
    Multi-family.........       6          0.8         11           1.9          9           4.3        29           7.3
    Commercial real
      estate.............      --           --         --            --         --            --         1           0.2
    Business banking.....       1          1.2         --            --          1           1.2        --            --
                            -----      -------      -----       -------      -----     ---------     -----     ---------
Total loans purchased....     507        144.2        329          72.7      1,171         329.8       621         129.3
                            =====      =======      =====       =======      =====     =========     =====     =========
Total loans originated
  and purchased..........   3,245      $ 739.1      3,006       $ 485.3      6,402     $ 1,385.8     6,075     $ 1,057.2
                            =====      =======      =====       =======      =====     =========     =====     =========

     Commercial real estate loans and multi-family loans are originated solely to facilitate the sales of REO. The Company originates loans through its loan representatives and its branch offices ("retail lending") primarily located in California. Additionally, the Company utilizes mortgage brokers who offer the Company's various loan programs ("wholesale lending"). During the second quarter of 1996, the Company's wholesale lending generated $392.3 million, or 55.5% of total residential loans originated and purchased compared to $214.5 million, or 47.6% for the second quarter of 1995. The Company's retail lending originated and purchased $315.0 million and $236.2 million, or 44.5% and 52.4% of residential loans during the second quarter of 1996 and 1995, respectively.

     The Company has pledged certain of its assets as collateral for certain borrowings, interest rate swap agreements and letters of credit. By utilizing collateralized funding sources, the Company is able to access a variety of cost effective sources of funds. The assets pledged consist of loans, mortgage-backed securities and

U.S. treasury securities. The Company's process for monitoring its liquidity requirements incorporates an assessment of assets pledged, the level of assets held for sale, additional borrowing capacity and other factors. The Company does not anticipate any negative impact to its liquidity from its pledging activities. The total amount of the Company's assets pledged was $5.5 billion at June 30, 1996 as compared with $5.2 billion at June 30, 1995.

     The following table presents assets pledged at June 30, 1996 for the
Company:

                                                               SUMMARY OF PLEDGED COLLATERAL
                                                   -----------------------------------------------------
                                                                                MORTGAGE-
                                                                                 BACKED         TOTAL
                                                   MORTGAGES     SECURITIES     SECURITIES    COLLATERAL
                                                   ---------     ----------     ---------     ----------
                                                                   (DOLLARS IN MILLIONS)
Borrowings:
FHLB advances....................................  $3,800.6        $   --       $  421.2       $ 4,221.8
Reverse repurchase agreements....................        --            --          931.4           931.4
SLMA advances....................................        --         126.7          106.5           233.2
Other Obligations:
Interest rate swaps..............................        --            --            7.6             7.6
Revenue bond standby letters of credit...........        --            --           21.7            21.7
FHLB letters of credit/lines of credit...........      55.5            --             --            55.5
Other miscellaneous obligations..................       7.1          51.4            0.2            58.7
                                                   --------        ------       --------       ---------
Total pledged collateral.........................  $3,863.2        $178.1       $1,488.6       $ 5,529.9
                                                   ========        ======       ========       =========

     The Bank also invested in short-term liquid investments as a means of maximizing its return on its liquid investments and to comply with the liquidity requirements of the Office of Thrift Supervision ("OTS").

     The liquidity of the Bank, as measured by the ratio of cash and cash equivalents to the sum of withdrawable savings and borrowings payable within one year, averaged 15.6% and 17.3% for the quarter and six months ended June 30, 1996, respectively, compared to 9.9% and 10.7% for the quarter and six months ended June 30, 1995, respectively. The Bank is required by the OTS to maintain its liquidity level in excess of 5.0%.

     CAPITAL REQUIREMENTS

     As a savings institution regulated by the OTS with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to comply with the capital requirements of the OTS. The regulations of the OTS require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. An institution that fails to obtain OTS approval of its capital plan is deemed to be in an unsafe and unsound condition and could be the subject of the appointment of a conservator or a receiver. The OTS has adopted prompt corrective action requirements ("PCA requirements") pursuant to the FDIC Improvement Act of 1991. At June 30, 1996, the industry-wide minimum regulatory capital requirements were:

     - Tangible capital of 1.50 percent consisting generally of shareholders' equity, but excluding intangible assets such as goodwill.

     - A leverage ratio requiring core capital (i.e., Tier I capital) of 3.00 percent consisting of tangible capital plus qualifying supervisory goodwill (certain goodwill arising as a result of the acquisition of troubled institutions and regulatory assisted acquisitions).

     - Risk-based capital, consisting of core capital plus certain subordinated debt and other capital instruments and general valuation allowances on loans receivable, equal to 8.00 percent of the value of risk-weighted assets plus off-balance sheet items.

     In addition, the PCA requirements provide that, a savings association is deemed to be "well capitalized" if the savings association has: (i) a total risk-based capital ratio of 10.00 percent or greater, (ii) a Tier I risk-based capital ratio (defined as Tier I capital as a percentage of risk-weighted assets) of 6.00 percent or greater, and (iii) a leverage ratio of 5.00 percent or greater. At June 30, 1996, (i) the Bank's total risk-based capital ratio was
11.74 percent, $134.8 million in excess of "well-capitalized" requirements, (ii) the Bank's Tier I risk-based capital ratio was 10.28 percent, $332.2 million in excess of "well-capitalized" requirements, and (iii) the Bank's leverage ratio was 5.67 percent, $94.9 million in excess of "well-capitalized" requirements. Therefore, at June 30, 1996, the Bank met and exceeded all of the requirements of a well capitalized institution.

     The table below presents the Bank's regulatory capital position compared to industry-wide capital requirements at June 30, 1996:

                                               TANGIBLE                                RISK-BASED
                                                CAPITAL          CORE CAPITAL           CAPITAL
                                            ---------------     ---------------     ----------------
                                                             (DOLLARS IN MILLIONS)
Regulatory capital of the Bank............  $798.0     5.67%    $798.0     5.67%    $913.7     11.74%
Bank's minimum regulatory capital
  requirements............................   210.9     1.50      421.9     3.00      623.6      8.00
                                            ------     ----     ------     ----     ------      ----
Excess over minimum regulatory capital
  requirements............................  $587.1     4.17%    $376.1     2.67%    $290.1      3.74%
                                            ======     ====     ======     ====     ======      ====

     Following is a reconciliation of the Bank's shareholder's equity to regulatory capital as of June 30, 1996:

                                                                 TANGIBLE      CORE       RISK-BASED
                                                                 CAPITAL      CAPITAL      CAPITAL
                                                                 --------     -------     ----------
                                                                       (DOLLARS IN MILLIONS)
Shareholder's Equity of the Bank...............................   $832.7       $832.7       $832.7
Net unrealized holding (gains) losses on securities available
  for sale.....................................................     (0.4)        (0.4)        (0.4)
Non-allowable capital:
  Intangible assets............................................    (15.4)       (15.4)       (15.4)
  Investment in non-permissible subsidiaries...................    (18.9)       (18.9)       (18.9)
  Tier II capital items:
     Allowable subordinated debt...............................       --           --         18.6
     Allowable general valuation allowance on loans receivable
       (limited to 1.25% of risk-weighted assets)..............       --           --         97.1
                                                                  ------       ------       ------
Regulatory capital of the Bank.................................   $798.0       $798.0       $913.7
                                                                  ======       ======       ======

     During the second quarter of 1996 the Bank called for redemption all 3,740,000 shares of the Preferred Stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of the Company's common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

     The Company's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank ("investments in non-permissible subsidiaries") must be deducted from capital over the following phase out period:

                                                                AMOUNT WHICH MAY
                                  PERIOD                     BE INCLUDED IN CAPITAL
                                  ------                     ----------------------
                July 1, 1995 to June 30, 1996.............            40%
                After June 30, 1996.......................             0%

     At June 30, 1996, the Bank had included $12.6 million of such investments in its regulatory capital computations which, effective July 1, 1996, will not be eligible for inclusion. The phase out of investments in non-permissible subsidiaries will not have a material impact on the Bank's regulatory capital.

     The Bank's deposits are insured by the SAIF to a maximum of $100,000 for each insured depositor. The FDIC administers a separate BIF applicable to commercial banks and certain other non-SAIF insured institutions. Legislation is currently under consideration by Congress which includes a one-time assessment for

SAIF members such as the Bank. Should legislation be enacted in its currently contemplated form, the Bank's one-time assessment would be approximately $80 million, based upon the Bank's insured deposits at March 31, 1995 and an assumed assessment rate of 85 basis points. Additionally, once the SAIF has been recapitalized through the one-time assessment, the Bank's deposit insurance premium assessments could be reduced from the current rate. The currently proposed legislation has evolved significantly over recent months and may continue to change until final legislation is enacted, if ever. Moreover, there can be no assurance that a premium reduction will occur.

     Assuming the proposed one-time special assessment became law in 1996 and was immediately charged against results of operations, the one-time assessment would, most likely, have a material adverse effect on the Bank's 1996 results of operations. However, the Company believes that the Bank has sufficient regulatory capital to continue to be classified as "well-capitalized" following such an assessment. In addition, neither the Company nor the Bank would face any liquidity issues as a result of such a one-time assessment.

     GOODWILL LITIGATION

     In February 1992, the Bank commenced litigation against the United States in the U.S. Court of Claims (now the U.S. Court of Federal Claims, the "Claims Court") seeking to recover the value of its supervisory goodwill. The suit alleges that the treatment of such goodwill mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") constitutes a breach of contract between the Bank and the United States and an unlawful taking of property by the United States without just compensation or due process in violation of the U.S. Constitution.

     During the third quarter of 1995, the Bank distributed to its common shareholders its Contingent Litigation Recovery Participation Interests, entitling the holders thereof to receive an amount equal to up to 25.377745 percent of the cash payment, if any, actually received by the Bank pursuant to a final, nonappealable judgment in or final settlement of its claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "Litigation"). The Bank's shareholders of record on July 14, 1995 received one Participation Interest for every ten shares of common stock owned on the record date. In the Litigation, the Bank alleges that the United States breached certain contractual commitments regarding the computation of its regulatory capital and deprived the Bank of certain of its property without just compensation in violation of the United States Constitution. The Bank's claims arose from changes, mandated by FIRREA, with respect to the rules for computing the Bank's regulatory capital. The Bank has not yet quantified the damages portion of its claim. The Litigation was stayed pending the resolution of the Winstar case, which is discussed below. The Litigation remains stayed until further order of the Claims Court.

     During the period since the filing of the Litigation, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court handed down decisions relating to the liability portion of the breach of contract claims brought by three other thrift institutions, which breach of contract claims are similar to those of the Bank. On July 1, 1996, the U.S. Supreme Court ruled on the three consolidated cases, United States v. Winstar Corporation, and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government became responsible for any breaches to its original agreements with the institutions regarding the accounting rules. Although the plaintiff thrift institutions in the Winstar case prevailed in the U.S. Supreme Court decision, a court may still determine that the Bank's claims involve sufficiently different facts and/or legal issues as to render the Winstar case inapplicable to the Litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portions of the claims presented by the Winstar plaintiff thrift institutions remains to be litigated and could take several years to resolve.

     SUBSEQUENT EVENT

     On July 29, 1996 the Company announced that it had signed a definitive merger agreement with First Nationwide Holdings Inc. Please refer to the Company's Form 8-K dated July 27, 1996 for further information.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     During the second quarter of 1996 the Bank called for redemption all 3,740,000 shares of the Preferred Stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of the Company's common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

          2        Agreement and Plan of Reorganization dated as of October 16, 1995 by and among California Federal Bank, A Federal Savings Bank, Cal Fed Bancorp
                   Inc., and California Federal Interim Bank, a Federal Savings Bank
                   (previously filed as Appendix A to Cal Fed Bancorp Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to Rule
                   424 on October 27, 1995)
          3.1      Restated Certificate of Incorporation of Cal Fed Bancorp Inc. (previously filed as Appendix B to Cal Fed Bancorp Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to Rule 424 on October 27,
                   1995)
          3.2      Bylaws of Cal Fed Bancorp Inc. (previously filed as Appendix C to Cal Fed
                   Bancorp Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to Rule 424 on October 27, 1995)
          3.3      Certificate of Designation, Preferences and Rights of Series RP Preferred
                   Stock of Cal Fed Bancorp Inc. (previously filed as Exhibit A to Exhibit
                   4.1 to the Form 8-K dated February 21, 1996)
          4.1      Rights Agreement dated as of February 16, 1996 between Cal Fed Bancorp
                   Inc. and Chemical Bank, as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K dated February 21, 1996)
         10.1      California Federal Bank, FSB 1993 Employee Stock Incentive Plan
                   (previously filed as Exhibit 99.5 to the Form S-8 (registration no.
                   333-866))
         10.2      California Federal Bank, FSB 1994 Non-Employee Director Stock Option Plan
                   (previously filed as Exhibit 99.4 to the Form S-8 (registration no.
                   333-866))
         10.3      Cal Fed Bancorp Inc. 1995 Non-Employee Director Stock Option Plan
                   (previously filed as Exhibit 99.2 to the Form S-8 (registration no.
                   333-866))
         10.4      Cal Fed Bancorp Inc. 1995 Employee Stock Incentive Plan (previously filed as Exhibit 99.3 to the Form S-8 (registration no. 333-866))
         10.5      California Federal Bank, FSB Retirement Income Plan -- 1994 Restatement*
         10.6      California Federal Bank, FSB Investment Plus Plan (previously filed as
                   Exhibit 10.5 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
         10.7      California Federal Bank, FSB 401(k) Excess Plan (previously filed as
                   Exhibit 10.6 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
         10.8      1994 Incentive Compensation Plan (previously filed as Exhibit 10.7 to
                   Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
         10.9      1993 Incentive Compensation Plan*
         10.10     Key Executive Retention Plan*
         10.11     Retirement Plan for Outside Directors (previously filed as Exhibit 10.10 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
         10.12     Amended and Restated Executive Employment Agreement dated February 28,
                   1996 between Edward G. Harshfield and California Federal Bank, FSB*
         10.13     Amended and Restated Executive Employment Agreement dated February 28,
                   1996 between Gary W. Brummett and California Federal Bank, FSB*
         10.14     Amended and Restated Executive Employment Agreement dated February 28,
                   1996 between Dale E. Cohen and California Federal Bank, FSB*
         10.15     Employment Agreement between California Federal Bank, FSB and Warren A.
                   Raybould, as amended (previously filed as Exhibit 10.14 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))

        EXHIBIT
        NUMBER
        ------
         10.16     Form of Warrant for Executive Officers*
         10.17     Form of Stock Option Agreement for Executive Officers*
         10.18     Amended and Restated Executive Employment Agreement dated February 28,
                   1996 between Joseph M. Petitti and California Federal Bank, FSB*
         10.19     Amended and Restated Executive Employment Agreement dated February 28,
                   1996 between Jeffrey A. Rigsby and California Federal Bank, FSB*
         10.20     Employment Agreement between Cal Fed Bancorp Inc. and Edward G. Harshfield dated February 14, 1996*
         10.21     Employment Agreement between Cal Fed Bancorp Inc. and Gary W. Brummett dated February 14, 1996*
         10.22     Employment Agreement between Cal Fed Bancorp Inc. and Dale E. Cohen dated
                   February 14, 1996*
         10.23     Employment Agreement between Cal Fed Bancorp Inc. and Joseph M. Petitti dated February 14, 1996*
         10.24     Employment Agreement between Cal Fed Bancorp Inc. and Jeffrey A. Rigsby dated February 14, 1996*
         10.25     1995 Incentive Compensation Plan*
         10.26     Amendment No. One to California Federal Bank, FSB Investment Plus Plan**
         10.27     Amendment No. Two to California Federal Bank, FSB Investment Plus Plan**
         10.28     Restated Retirement Plan for Outside Directors effective as of January 1,
                   1996**
         10.29     Amendment to form of Stock Option Agreement for Executive Officers**
         11        Computation of Earnings per share
         12        Computation of Ratios
         99.1      Mortgage Portfolio by State and Property Type at June 30, 1996
         99.2      California Mortgage Portfolio by Selected Cities and Counties and Property
                   Type at June 30, 1996
         99.3      Gross Loans Receivable by Index at June 30, 1996
         99.4      Residential 1-4 and Equity Loans by Year of Origination and Outstanding
                   Balance at June 30, 1996
         99.5      Multi-Family Loans by Year of Origination and Outstanding Balance at June
                   30, 1996
         99.6      Commercial Real Estate Loans by Year of Origination and Outstanding
                   Balance at June 30, 1996
         99.7      Consolidated Financial Highlights of Operations April 30, 1996
         99.8      Consolidated Financial Highlights of Operations May 31, 1996
         99.9      Consolidated Financial Highlights of Operations June 30, 1996

     (B) REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated June 6, 1996 announcing the conversion of 18,820 shares of California Federal Bank, F.S.B. 7 3/4 percent Noncumulative Convertible Preferred Stock, Series A into 23,336 shares of Cal Fed Bancorp Inc. common stock.

- - ---------------

 * Previously filed under the same exhibit number to Exhibit 99 of the Form 10-K for the year ended December 31, 1995.

** Previously filed under the same exhibit number of the Form 10-Q for the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Registrant:
                                          Cal Fed Bancorp Inc.

Date: August 7, 1996                      /s/  JAMES H. LEONETTI
                                          --------------------------------------
                                          James H. Leonetti
                                          Controller,
                                          Chief Accounting Officer

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
- - -------                                   -----------                                ------------
  2         Agreement and Plan of Reorganization dated as of October 16, 1995 by and among California Federal Bank, A Federal Savings Bank, Cal Fed
            Bancorp Inc., and California Federal Interim Bank, a Federal Savings
            Bank (previously filed as Appendix A to Cal Fed Bancorp Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to
            Rule 424 on October 27, 1995)..........................................
  3.1       Restated Certificate of Incorporation of Cal Fed Bancorp Inc.
            (previously filed as Appendix B to Cal Fed Bancorp Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to
            Rule 424 on October 27, 1995)..........................................
  3.2       Bylaws of Cal Fed Bancorp Inc. (previously filed as Appendix C to Cal
            Fed Bancorp Inc.'s final prospectus/proxy statement dated October 20,
            1995 filed pursuant to Rule 424 on October 27, 1995)...................
  3.3       Certificate of Designation, Preferences and Rights of Series RP
            Preferred Stock of Cal Fed Bancorp Inc. (previously filed as Exhibit A to Exhibit 4.1 to the Form 8-K dated February 21, 1996)................
  4.1       Rights Agreement dated as of February 16, 1996 between Cal Fed Bancorp
            Inc. and Chemical Bank, as Rights Agent (previously filed as Exhibit
            4.1 to the Form 8-K dated February 21, 1996)...........................
 10.1       California Federal Bank, FSB 1993 Employee Stock Incentive Plan
            (previously filed as Exhibit 99.5 to the Form S-8 (registration no.
            333-866))..............................................................
 10.2       California Federal Bank, FSB 1994 Non-Employee Director Stock Option
            Plan (previously filed as Exhibit 99.4 to the Form S-8 (registration
            no. 333-866))..........................................................
 10.3       Cal Fed Bancorp Inc. 1995 Non-Employee Director Stock Option Plan
            (previously filed as Exhibit 99.2 to the Form S-8 (registration no.
            333-866))..............................................................
 10.4       Cal Fed Bancorp Inc. 1995 Employee Stock Incentive Plan (previously filed as Exhibit 99.3 to the Form S-8 (registration no. 333-866))......
 10.5       California Federal Bank, FSB Retirement Income Plan -- 1994
            Restatement*...........................................................
 10.6       California Federal Bank, FSB Investment Plus Plan (previously filed as
            Exhibit 10.5 to Exhibit 99.1 to the Form S-4 (registration no.
            33-95238)).............................................................
 10.7       California Federal Bank, FSB 401(k) Excess Plan (previously filed as
            Exhibit 10.6 to Exhibit 99.1 to the Form S-4 (registration no.
            33-95238)).............................................................
 10.8       1994 Incentive Compensation Plan (previously filed as Exhibit 10.7 to
            Exhibit 99.1 to the Form S-4 (registration no. 33-95238))..............
 10.9       1993 Incentive Compensation Plan*......................................
 10.10      Key Executive Retention Plan*..........................................
 10.11      Retirement Plan for Outside Directors (previously filed as Exhibit
            10.10 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238)).....
 10.12      Amended and Restated Executive Employment Agreement dated February 28,
            1996 between Edward G. Harshfield and California Federal Bank, FSB*....
 10.13      Amended and Restated Executive Employment Agreement dated February 28,
            1996 between Gary W. Brummett and California Federal Bank, FSB*........
 10.14      Amended and Restated Executive Employment Agreement dated February 28,
            1996 between Dale E. Cohen and California Federal Bank, FSB*...........

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
- - -------                                   -----------                                ------------
 10.15      Employment Agreement between California Federal Bank, FSB and Warren A.
            Raybould, as amended (previously filed as Exhibit 10.14 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))...........................
 10.16      Form of Warrant for Executive Officers*................................
 10.17      Form of Stock Option Agreement for Executive Officers*.................
 10.18      Amended and Restated Executive Employment Agreement dated February 28,
            1996 between Joseph M. Petitti and California Federal Bank, FSB*.......
 10.19      Amended and Restated Executive Employment Agreement dated February 28,
            1996 between Jeffrey A. Rigsby and California Federal Bank, FSB*.......
 10.20      Employment Agreement between Cal Fed Bancorp Inc. and Edward G.
            Harshfield dated February 14, 1996*....................................
 10.21      Employment Agreement between Cal Fed Bancorp Inc. and Gary W. Brummett dated February 14, 1996*...............................................
 10.22      Employment Agreement between Cal Fed Bancorp Inc. and Dale E. Cohen dated February 14, 1996*...............................................
 10.23      Employment Agreement between Cal Fed Bancorp Inc. and Joseph M. Petitti dated February 14, 1996*...............................................
 10.24      Employment Agreement between Cal Fed Bancorp Inc. and Jeffrey A. Rigsby dated February 14, 1996*...............................................
 10.25      1995 Incentive Compensation Plan*......................................
 10.26      Amendment No. One to California Federal Bank, FSB Investment Plus
            Plan**.................................................................
 10.27      Amendment No. Two to California Federal Bank, FSB Investment Plus
            Plan**.................................................................
 10.28      Restated Retirement Plan for Outside Directors effective as of January
            1, 1996**..............................................................
 10.29      Amendment to form of Stock Option Agreement for Executive Officers**...
 11         Computation of Earnings per share......................................
 12         Computation of Ratios..................................................
 99.1       Mortgage Portfolio by State and Property Type at June 30, 1996.........
 99.2       California Mortgage Portfolio by Selected Cities and Counties and
            Property Type at June 30, 1996.........................................
 99.3       Gross Loans Receivable by Index at June 30, 1996.......................
 99.4       Residential 1-4 and Equity Loans by Year of Origination and Outstanding
            Balance at June 30, 1996...............................................
 99.5       Multi-Family Loans by Year of Origination and Outstanding Balance at
            June 30, 1996..........................................................
 99.6       Commercial Real Estate Loans by Year of Origination and Outstanding
            Balance at June 30, 1996...............................................
 99.7       Consolidated Financial Highlights of Operations April 30, 1996.........
 99.8       Consolidated Financial Highlights of Operations May 31, 1996...........
 99.9       Consolidated Financial Highlights of Operations June 30, 1996..........

- - ---------------

 * Previously filed under the same exhibit number to Exhibit 99 of the Form 10-K for the year ended December 31, 1995.

** Previously filed under the same exhibit number to the Form 10-Q for the quarter ended March 31, 1996.