Form 10-Q
period 1996-09-30
CAL FED BANCORP INC
filed 1996-11-14
CIK 949058

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM N/A TO __________________

                        COMMISSION FILE NUMBER 1-14098

                             CAL FED BANCORP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                  DELAWARE                            95-4539347
        (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

5700 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA         90036
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 932-4200

                               ----------------

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

  The number of shares of Common Stock outstanding as of November 7, 1996:
49,427,074

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (Unaudited)
      Consolidated Statements of Financial Condition -- September 30,
       1996, June 30, 1996, December 31, 1995 and September 30, 1995..     1
      Consolidated Statements of Operations -- For the Three and Nine
       Months Ended September 30, 1996 and 1995.......................     2
      Consolidated Statements of Cash Flows -- For the Three and Nine
       Months Ended September 30, 1996 and 1995.......................     3
      Notes to Consolidated Financial Statements......................     4
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     6
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings...........................................    32
  Item 2. Changes in Securities.......................................    32
  Item 3. Defaults Upon Senior Securities.............................    32
  Item 4. Submission of Matters to a Vote of Security Holders.........    32
  Item 5. Other Information...........................................    32
  Item 6. Exhibits (Unaudited) and Reports on Form 8-K (Unaudited)....    33

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN MILLIONS)

                                     ASSETS

                            SEPTEMBER 30, JUNE 30,   DECEMBER 31, SEPTEMBER 30,
                                1996        1996         1995         1995
                            ------------- ---------  ------------ -------------
Cash.......................   $   197.9   $   255.0   $   273.7     $   241.7
Short-term liquid
 investments...............          --          --        74.1         234.1
Securities purchased under
 agreements to resell......     1,438.4     1,352.9     1,674.6       1,430.6
Securities available for
 sale......................         6.0       205.5       200.3         150.2
Securities held to
 maturity..................     2,040.8     2,140.0     2,366.7       2,521.6
Loans receivable held for
 sale......................        32.2        12.4        13.6          11.9
Loans receivable held for
 investment................    10,022.9     9,656.7     9,290.0       9,176.4
Federal Home Loan Bank
 stock.....................       164.3       152.0       135.7         121.0
Interest receivable........        74.9        75.8        79.5          82.4
Premises and equipment.....        64.0        65.6        71.2          73.0
Real estate held for sale..        15.2        32.9        49.5          62.0
Prepaid expenses and other
 assets....................        70.1        96.6        91.7         104.0
                              ---------   ---------   ---------     ---------
    Total Assets...........   $14,126.7   $14,045.4   $14,320.6     $14,208.9
                              =========   =========   =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits...................   $ 8,763.0   $ 8,844.2   $ 9,476.7     $ 9,438.0
Advances from Federal Home
 Loan Banks................     3,261.0     2,996.0     2,671.0       2,376.0
Securities sold under
 agreements to repurchase..       962.7       932.9       857.3         801.3
Student Loan Marketing
 Association advances......          --       200.0       200.0         475.0
Subordinated debentures....        57.0        57.0        57.6          58.8
Interest payable...........        23.4        25.6        29.4          22.3
Other liabilities..........       232.5       134.0       141.1         170.2
                              ---------   ---------   ---------     ---------
    Total Liabilities......    13,299.6    13,189.7    13,433.1      13,341.6
                              ---------   ---------   ---------     ---------
Preferred stock of
 subsidiary................       172.5       172.5       266.0         266.0
Stockholders' equity
 Common stock..............        49.4        49.4        49.2          49.2
 Additional paid-in
  capital..................       841.0       840.3       838.6         838.0
 Net unrealized holding
  gains (losses) on
  securities available for
  sale.....................          --         0.4          --          (0.7)
 Retained earnings
  (deficit)................      (235.8)     (206.9)     (266.3)       (285.2)
                              ---------   ---------   ---------     ---------
    Total Stockholders'
     Equity................       654.6       683.2       621.5         601.3
                              ---------   ---------   ---------     ---------
    Total Liabilities and
     Stockholders' Equity..   $14,126.7   $14,045.4   $14,320.6     $14,208.9
                              =========   =========   =========     =========

          See accompanying notes to consolidated financial statements.

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                 FOR THE THREE   FOR THE NINE
                                                 MONTHS ENDED    MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------  -------------
                                                  1996    1995    1996   1995
                                                 ------  ------  ------ ------
Interest income:
 Loans receivable............................... $191.7  $182.6  $567.8 $520.7
 Securities held to maturity....................   34.7    43.9   109.9  128.3
 Securities purchased under agreements to
  resell........................................   21.5    16.4    71.0   41.8
 Securities available for sale..................    3.8     4.0     9.2   46.0
 Short-term liquid investments..................    0.9     3.0     3.7   10.8
                                                 ------  ------  ------ ------
    Total interest income.......................  252.6   249.9   761.6  747.6
                                                 ------  ------  ------ ------
Interest expense:
 Deposits.......................................  104.7   117.8   326.2  322.8
 Borrowings.....................................   61.4    52.2   174.5  195.7
                                                 ------  ------  ------ ------
    Total interest expense......................  166.1   170.0   500.7  518.5
                                                 ------  ------  ------ ------
    Net interest income.........................   86.5    79.9   260.9  229.1
Provision for loan losses.......................   10.4     7.6    30.8   24.5
                                                 ------  ------  ------ ------
    Net interest income after provision for loan
     losses.....................................   76.1    72.3   230.1  204.6
Other income:
 Fee income.....................................   14.9    13.7    44.6   40.3
 Gain (loss) on sales of loans..................    0.4    (0.1)    0.7   (0.3)
 Gain on sales of securities held for sale......    1.1     6.8     1.1    6.8
 Other..........................................    1.8     1.1    15.5    3.5
                                                 ------  ------  ------ ------
    Total other income..........................   18.2    21.5    61.9   50.3
                                                 ------  ------  ------ ------
Other expenses:
 Compensation...................................   24.3    24.5    72.3   72.8
 Office occupancy...............................    9.3     9.9    27.9   29.5
 Other general and administrative...............   20.4    19.5    58.6   57.5
 Federal deposit insurance premiums.............    5.8     6.2    17.7   19.4
                                                 ------  ------  ------ ------
    Total general and administrative expenses...   59.8    60.1   176.5  179.2
 Savings Association Insurance Fund special
  assessment....................................   58.1      --    58.1     --
 Operations of real estate held for sale........    0.7     1.8     8.0    7.3
                                                 ------  ------  ------ ------
    Total other expenses........................  118.6    61.9   242.6  186.5
                                                 ------  ------  ------ ------
Earnings (loss) before income tax expense.......  (24.3)   31.9    49.4   68.4
Income tax expense..............................     --      --     0.1    0.1
                                                 ------  ------  ------ ------
    Earnings (loss) before dividends on
     preferred stock of subsidiary..............  (24.3)   31.9    49.3   68.3
Dividends on preferred stock of subsidiary......    4.6     6.4    18.9   19.2
                                                 ------  ------  ------ ------
Net earnings (loss) available for common
 stockholders................................... $(28.9) $ 25.5  $ 30.4 $ 49.1
                                                 ======  ======  ====== ======
Primary net earnings (loss) per common share.... $(0.58) $ 0.51  $ 0.61 $ 0.99
Fully-diluted net earnings (loss) per common
 share..........................................  (0.58)   0.50    0.60   0.98

          See accompanying notes to consolidated financial statements.

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                       FOR THE THREE
                                       MONTHS ENDED      FOR THE NINE MONTHS
                                       SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                     ------------------  --------------------
                                      1996      1995       1996       1995
                                     -------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVI-
 TIES:
(Loss) earnings before dividends on
 preferred stock of subsidiary...... $ (24.3) $    31.9  $    49.3  $    68.3
Adjustments to reconcile net (loss)
 earnings to net cash provided by
 operating activities:
 Depreciation and amortization......     2.9        3.2        8.7        9.8
 Accretion of fees and discounts....     0.3       (0.9)      (0.9)     (12.8)
 Provision for losses on loans
  receivable........................    10.4        7.6       30.8       24.5
 Provision for losses (recoveries)
  on real estate held for sale......      --         --        5.0       (7.2)
 Savings Association Insurance Fund
  special assessment................    58.1         --       58.1         --
 (Gain) loss on sales of loans......    (0.4)       0.1       (0.7)       0.3
 Loans originated for sale..........   (77.0)     (50.1)    (191.5)     (81.5)
 Gain on sales of securities........    (1.1)      (6.8)      (1.1)      (6.8)
 Proceeds from sales of loans
  receivable held for sale..........    69.4       74.8      219.8      149.1
 Decrease in other assets...........    27.4       39.6       26.2       23.8
 Increase (decrease) in other
  liabilities.......................    38.0       17.2       27.6      (13.1)
 Other items........................    (5.8)       5.9      (12.5)       0.7
                                     -------  ---------  ---------  ---------
    Net cash provided by operating
     activities.....................    97.9      122.5      218.8      155.1
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Loans originated for investment....  (714.3)    (647.2)  (1,894.6)  (1,634.6)
 Purchases of securities available
  for sale..........................      --      (12.8)    (211.0)    (152.5)
 Proceeds from sales of securities
  available for sale................   200.2      729.3      250.4      952.2
 Purchases of mortgage-backed
  securities held to maturity.......      --       (2.5)        --      (65.7)
 Principal collected on loans
  receivable held for investment....   313.1      379.5    1,026.9      804.5
 Principal collected on securities
  held to maturity..................    99.1      135.7      325.1      310.2
 Proceeds from maturities of
  securities........................      --       52.8      156.0      807.8
 Net (increase) decrease in FHLB
  stock.............................   (12.3)      16.5      (28.6)      13.1
 Proceeds from sales of real estate
  held for sale, net................    36.6       17.5      103.7       91.3
 Net additions of premises and
  equipment.........................    (1.2)      (1.1)      (1.3)      (1.3)
 Net (increase) decrease in short-
  term liquid investments...........      --      (30.3)      74.1       99.7
 Net (increase) decrease in
  securities purchased under
  agreements to resell..............   (85.5)    (562.4)     236.2   (1,382.4)
                                     -------  ---------  ---------  ---------
    Net cash (used) provided by
     investing activities...........  (164.3)      75.0       36.9     (157.7)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 (Decrease) increase in deposits....   (81.2)      69.8     (713.7)   1,077.1
 Proceeds from Federal Home Loan
  Bank advances.....................   500.0    1,175.0    2,030.0    1,235.0
 Payments on Federal Home Loan Bank
  advances..........................  (235.0)  (1,175.0)  (1,440.0)  (1,385.0)
 Net increase (decrease) in reverse
  repurchase agreements.............    29.8     (216.9)     105.4     (949.7)
 Proceeds from other borrowings.....     0.3         --        0.3        3.0
 Payments on other borrowings and
  subordinated debentures...........  (200.0)      (0.7)    (201.1)      (9.7)
 Redemption of preferred stock of
  subsidiary........................      --         --      (93.5)        --
 Payment of dividends on preferred
  stock of subsidiary...............    (4.6)      (6.4)     (18.9)     (19.2)
                                     -------  ---------  ---------  ---------
    Net cash provided (used) by
     financing activities...........     9.3     (154.2)    (331.5)     (48.5)
                                     -------  ---------  ---------  ---------
Net (decrease) increase in cash.....   (57.1)      43.3      (75.8)     (51.1)
                                     -------  ---------  ---------  ---------
Cash at beginning of period.........   255.0      198.4      273.7      292.8
                                     -------  ---------  ---------  ---------
Cash at end of period............... $ 197.9  $   241.7  $   197.9  $   241.7
                                     =======  =========  =========  =========

          See accompanying notes to consolidated financial statements.

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

(1) PRESENTATION OF FINANCIAL INFORMATION

  In the opinion of Cal Fed Bancorp Inc. and its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1996, June 30, 1996, December 31, 1995 and September 30, 1995, and the results of operations and statements of cash flows for the three and nine months ended September 30, 1996 and 1995.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary to present the financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

  Included in the preparation of such statements are certain material estimates related to determining the allowances for potential losses on loans, real estate and the impairment of other assets. Additionally, the Company has made certain estimates relating to various legal proceedings in which the Company has been named as a defendant and has established allowances in accordance with its estimates. In the event that actual losses materially exceed the allowances established, the Company may realize a material adverse impact on its financial condition and results of operations.

  During the 1995 fourth quarter, California Federal Bank, F.S.B. (the "Bank") obtained regulatory and shareholder approval to reorganize into a holding company structure to provide greater flexibility for meeting future financial and competitive needs. As a result of the reorganization, on January 1, 1996, each share of the Bank's common stock was converted into one share of Cal Fed Bancorp Inc. common stock and the Bank became a wholly-owned subsidiary of Cal Fed Bancorp Inc. In order to present comparative financial statements and other financial information, the Company's financial statements and other financial information reported herein for periods prior to the reorganization into a holding company structure are presented on an "as if" pooling-of-interests basis.

  In March 1993, the Bank issued 3,740,000 shares of 7 3/4% noncumulative convertible preferred stock at a liquidation preference of $25.00 per share (the "Preferred Stock, Series A"). Effective January 1, 1996, the Preferred Stock, Series A, was convertible by the holders into the common stock of Cal Fed Bancorp Inc. at any time at a conversion price of $20.16 per share, subject to adjustment.

  During the second quarter of 1996, the Bank called for redemption all 3,740,000 shares of the Preferred Stock, Series A. Except for the conversion of 18,820 shares into 23,336 shares of the Company's common stock, the Series A shares were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share.

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

                     CAL FED BANCORP INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1996


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

                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                   ----------------------  --------------------
                                      1996        1995       1996       1995
                                   ----------  ----------  ---------  ---------
                                             (DOLLARS IN MILLIONS)
    Cash Paid (Received) During
     the Period for:
     Interest expense............  $    168.3  $    165.4  $   506.7  $   514.7
     Income taxes................       (12.4)        --       (11.4)      (1.6)
    Non-Cash Investing and Fi-
     nancing Activities:
     Additions to real estate
      acquired in settlement of
      loans......................        25.8        37.0       97.0      110.0
     Loans exchanged for
      mortgage-backed securities.         --          --         --       239.7
     Change in unrealized gain on
      securities available for
      sale.......................        (0.4)       (6.1)       --        18.5
     Transfers (from) to loans
      held for sale (to) from
      loans held for investment..  $     11.9  $     28.8  $    47.1  $    78.5

(3) NET EARNINGS (LOSS) PER COMMON SHARE INFORMATION

  For the purposes of calculating net earnings (loss) per common share, the Company used the following weighted average number of shares for the periods presented:

                                    FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                    --------------------- ---------------------
                                       1996       1995       1996       1995
                                    ---------- ---------- ---------- ----------
   Primary net earnings (loss) per
    common share................... 49,412,545 49,946,620 50,147,218 49,807,312
   Fully diluted net earnings
    (loss) per common share........ 49,412,545 54,658,496 50,253,911 50,020,288

  Please refer to Exhibit 11 for further information on the calculation of earnings (loss) per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

OVERVIEW

  Cal Fed Bancorp Inc., a unitary savings and loan holding company, and subsidiaries (the "Company"), through its wholly-owned subsidiary, California Federal Bank, F.S.B. (the "Bank") maintains 118 full service branches in California and Nevada. The Bank is one of the largest savings associations in the United States with assets of $14.1 billion at September 30, 1996, and offers a broad range of consumer financial services including demand and term deposits, mortgage, consumer and small business loans, and insurance and investment products.

  On July 29, 1996 the Company announced that it had entered into a definitive merger agreement with First Nationwide Holdings Inc., the parent company of First Nationwide Bank, San Francisco. The merger agreement, which is subject to approval by the Company's stockholders and by regulatory authorities, is expected to close in the first quarter of 1997. Please refer to the Company's Form 8-K dated July 27, 1996 for further information.

  During the third quarter of 1996, federal legislation was enacted, which, among other things, will fund the Savings Association Insurance Fund ("SAIF") through a one-time special assessment for SAIF members, such as the Bank. The one-time special assessment is based on the Bank's deposits as of March 31, 1995 at an assessment rate of 65.7 basis points. During the third quarter of 1996, the Bank accrued $58.1 million for the one-time special assessment. The one-time special assessment is payable during the fourth quarter of 1996.

  The following is a summary of the Company's financial highlights for the periods indicated:

                                FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                               ------------------------  ----------------------
                                  1996         1995         1996        1995
                               -----------  -----------  ----------  ----------
                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net interest income before
 provision for loan losses...  $      86.5  $      79.9  $    260.9  $    229.1
Provisions for losses on
 loans and operations of real
 estate held for sale........         11.1          9.4        38.8        31.8
General and administrative
 expenses....................         59.8         60.1       176.5       179.2
Net (loss) earnings available
 for common stockholders.....        (28.9)        25.5        30.4        49.1
Primary net (loss) earnings
 per common share............        (0.58)        0.51        0.61        0.99
Fully-diluted net (loss)
 earnings per common share...        (0.58)        0.50        0.60        0.98
Loan originations............        506.7        451.9     1,562.7     1,379.8
Loan purchases...............        298.7        279.2       628.5       408.5
Net interest rate spread.....         2.17%        2.10%       2.20%       1.94%
Net interest rate margin.....         2.48%        2.38%       2.49%       2.19%
General and administrative
 expenses as a percentage of
 average assets
 (annualized)(A), (B)........         1.70%        1.69%       1.65%       1.68%
Operating efficiency
 ratio(B)....................        57.88%       62.68%      56.94%      65.28%
Return on average assets
 (annualized)(A), (D)........         0.55%        0.89%       0.57%       0.64%
Return on average equity
 (annualized)(A), (C), (D)...         9.16%       14.90%       9.46%      10.93%

----------
(A) Annualized ratios are based upon results for the quarter and nine months ended September 30. Results may vary from quarter to quarter and for the year.
(B) The computation excludes the $58.1 million one-time special SAIF assessment.
(C) Average equity includes preferred stock of subsidiary totalling $172.5 million and $266.0 million at September 30, 1996 and 1995, respectively.
(D) Please refer to Exhibit 12, "Computation of Ratios," for a comprehensive analysis of these percentages.

  The Company's loss available to common stockholders totaled $28.9 million, or $0.58 per common share for the quarter ended September 30, 1996 compared to earnings available to common stockholders of $25.5 million, or $0.50 per common share for the third quarter of 1995. Excluding the effect of the one-time special SAIF assessment, the Company's earnings available to common stockholders for the quarter ended September 30, 1996 would have been $29.2 million. For the nine months ended September 30, 1996 earnings available to common stockholders were $30.4 million, or $0.60 per common share compared to $49.1 million, or $0.98 for the same period of 1995. The loss before dividends on preferred stock of subsidiary for the quarter ended September 30, 1996 was primarily attributable to the $58.1 million accrual for the one-time special SAIF assessment. The one-time special assessment reduced net earnings per common share for the quarter and nine months ended September 30, 1996 by $1.16 per common share.

  Net interest income was $86.5 million for the third quarter of 1996, compared to $79.9 million for the third quarter of 1995. Net interest income for the nine months ended September 30, 1996 was $260.9 million compared to $229.1 million for the same period of 1995. The increase in the level of net interest income is the result of an improvement in the Company's net interest rate spread. The improvement in the Company's net interest rate spread for the quarter and nine months ended September 30, 1996 compared to the same periods of 1995 resulted primarily from a decrease in the cost of interest bearing liabilities.

  The following table presents the primary composition of the Company's gross income for the periods presented:

                           FOR THE THREE MONTHS      FOR THE NINE MONTHS ENDED
                            ENDED SEPTEMBER 30,            SEPTEMBER 30,
                         --------------------------  --------------------------
                             1996          1995          1996          1995
                         ------------  ------------  ------------  ------------
                                        (DOLLARS IN MILLIONS)
Total interest income... $252.6  93.3% $249.9  92.1% $761.6  92.5% $747.6  93.7%
Total other income......   18.2   6.7    21.5   7.9    61.9   7.5    50.3   6.3
                         ------ -----  ------ -----  ------ -----  ------ -----
    Total gross income.. $270.8 100.0% $271.4 100.0% $823.5 100.0% $797.9 100.0%
                         ====== =====  ====== =====  ====== =====  ====== =====

  The Company's gross income is primarily derived from interest earned on loans, mortgage-backed securities, investment securities and other assets that earn interest ("interest earning assets"). Please refer to Net Interest Income below for further details of the changes in the Company's interest income. Other income is primarily comprised of fees and gains from the sale of assets.

  The following table compares the Company's financial condition, asset quality and capital position as of the dates indicated:

                             SEPTEMBER 30, JUNE 30,   DECEMBER 31, SEPTEMBER 30,
                                 1996        1996         1995         1995
                             ------------- ---------  ------------ -------------
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Total assets...............    $14,126.7   $14,045.4   $14,320.6     $14,208.9
Interest earning assets....    $13,704.6   $13,519.5   $13,755.0     $13,645.8
Deposits...................    $ 8,763.0   $ 8,844.2   $ 9,476.7     $ 9,438.0
Borrowings.................    $ 4,281.0   $ 4,185.9   $ 3,786.4     $ 3,712.3
Total stockholders' equity.    $   654.6   $   683.2   $   621.5     $   601.3
Non-performing assets
 ("NPA's").................    $   164.5   $   186.7   $   231.8     $   211.6
Non-performing loans
 ("NPL's").................    $   152.3   $   170.4   $   209.6     $   182.2
Ratio of NPA's to total
 assets....................         1.16%       1.33%       1.62%         1.49%
Number of depository
 branches..................          118         118         125           126
Book value per common share
 outstanding...............    $   13.24   $   13.83   $   12.63     $   12.22
Tangible book value per
 common share outstanding..    $   12.95   $   13.52   $   12.28     $   11.85
Stockholders' equity as a
 percentage of total
 assets....................         4.63%       4.86%       4.34%         4.23%
Tangible capital ratio of
 the Bank..................         5.40%       5.67%       5.91%         5.80%
Core capital ratio of the
 Bank......................         5.40%       5.67%       5.91%         5.80%
Risk-based capital ratio of
 the Bank..................        11.18%      11.74%      12.36%        12.17%
Tier 1 risk-based capital
 ratio of the Bank.........         9.72%      10.28%      10.90%        10.60%

  During the second quarter of 1996, the Bank called for redemption all of the 3,740,000 outstanding shares of its 7 3/4 percent Noncumulative Convertible Preferred Stock, Series A (the "Preferred Stock, Series A"). Except for the conversion of 18,820 shares into 23,336 shares of the Company's common stock, all shares of the Preferred Stock, Series A were redeemed effective June 14, 1996 at a redemption price of $25.00 per share, plus a dividend of $0.398264 per share. On October 18, 1996 the Bank declared a regular quarterly dividend of $2.65625 per share on its 10 5/8 percent Noncumulative Perpetual Preferred Stock, Series B.

  NET INTEREST INCOME

  Net interest income is the difference between interest income earned from interest earning assets and interest expense paid on savings deposits and borrowings ("interest bearing liabilities").

  Net interest income totaled $86.5 million for the quarter ended September 30, 1996, compared to $79.9 million for the third quarter of 1995. For the nine months ended September 30, 1996 net interest income totaled
$260.9 million compared to $229.1 million for the same period of 1995. Net interest income is affected by (i) the average volume and repricing characteristics of the Company's interest earning assets and interest bearing liabilities, (ii) the level and volatility of market interest rates and (iii) the performance of the Company's loan portfolio and investments. Net interest income also depends upon the excess of yields earned on interest earning assets over rates paid on interest bearing liabilities ("interest rate spread").

  The following table presents the primary determinants of the Company's net interest income for the periods presented:

                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                  ----------------------  --------------------
                                     1996        1995       1996       1995
                                  ----------  ----------  ---------  ---------
                                            (DOLLARS IN MILLIONS)
Average interest earning assets.. $ 13,969.0  $ 13,415.5  $13,977.1  $13,964.7
Less: Average non-performing
 loans(A)........................      161.4       181.0      184.1      178.0
                                  ----------  ----------  ---------  ---------
Average performing interest
 earning assets..................   13,807.6    13,234.5   13,793.0   13,786.7
Less: Average interest bearing
 liabilities.....................   13,145.9    12,658.3   13,156.6   13,298.3
                                  ----------  ----------  ---------  ---------
Average performing interest
 earning assets over average
 interest bearing liabilities.... $    661.7  $    576.2  $   636.4  $   488.4
                                  ==========  ==========  =========  =========
Yield earned on average interest
 earning assets..................       7.23%       7.46%      7.27%      7.14%
Rate paid on average interest
 bearing liabilities.............       5.06        5.36       5.07       5.20
                                  ----------  ----------  ---------  ---------
Net interest rate spread.........       2.17%       2.10%      2.20%      1.94%
                                  ==========  ==========  =========  =========
Net interest rate margin.........       2.48%       2.38%      2.49%      2.19%
                                  ==========  ==========  =========  =========
Total interest income............ $    252.6  $    249.9  $   761.6  $   747.6
Total interest expense...........      166.1       170.0      500.7      518.5
                                  ----------  ----------  ---------  ---------
Net interest income.............. $     86.5  $     79.9  $   260.9  $   229.1
                                  ==========  ==========  =========  =========

----------
(A) Average NPL's include non-accrual and restructured loans.

  As indicated in the table above, net interest income increased by $6.6 million for the quarter ended September 30, 1996 as compared to the same period of 1995 and by $31.8 million for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase in net interest income was primarily due to an improvement in the Company's net interest rate spread. The Company's net interest rate spread has increased during both the quarter and nine months ended September 30, 1996 compared to the same periods of 1995. The improvement in the Bank's net interest rate spread is primarily due to a decline in its cost of funds. The Bank's cost of funds declined by 30 basis points for the third quarter of 1996 compared to the same period of the prior year and declined by 13 basis points for the nine months ended September 30, 1996 compared to the same period of 1995.

  The Company's deposits are its primary funding source. Deposits generally tend to reprice on a comparable basis with similar term U.S. treasury securities and other market rates. The pricing of deposits is based upon competitive demand and the desirability of increasing or decreasing the Company's level of deposits.

  The majority of the Company's loans receivable and mortgage-backed securities ("MBS's"), (approximately 55% of the total amount of loans receivable and MBS's) earn interest based upon the movement of the Eleventh District Cost of Funds Index ("COFI"). Changes in the COFI have historically lagged other indices and market rates. Additionally, the extent to which loans and MBS's can reprice upward may be limited by contractual terms that restrict the frequency of repricing and periodic interest rate adjustment caps ("periodic caps").

  The following table presents information on the yields earned, rates paid and interest rate spreads for the Company:

                              SEPTEMBER 30, 1996          SEPTEMBER 30, 1995
                          --------------------------  --------------------------
                          FOR THE   FOR THE   AT THE  FOR THE   FOR THE   AT THE
                          QUARTER NINE MONTHS PERIOD  QUARTER NINE MONTHS PERIOD
                           ENDED     ENDED    ENDED    ENDED     ENDED    ENDED
                          ------- ----------- ------  ------- ----------- ------
Weighted Average Yield
 Earned:
 Loans Receivable........  7.65%     7.76%     7.60%   7.93%     7.64%     7.88%
 Mortgage-Backed
  Securities.............  6.67      6.71      6.78    6.82      6.59      6.92
 Repurchase
  Agreements(A)..........  5.55      5.51      5.56    5.97      5.60      5.87
 Other(B)................  6.00      5.41      6.11    5.22      6.00      5.57
    Total Interest
     Earning Assets......  7.23      7.27      7.26    7.46      7.14      7.42
Weighted Average Rate
 Paid:
 Deposits................  4.75      4.80      4.66    5.03      4.71      4.91
 FHLB Advances(C)........  5.68      5.71      5.67    6.30      6.34      6.16
 Reverse Repurchase
  Agreements(D)..........  5.41      5.37      5.25    6.06      5.95      5.85
 Other Borrowings........  6.95      6.83     10.42    6.69      6.80      6.35
    Total Interest
     Bearing Liabilities.  5.06      5.07      4.98    5.36      5.20      5.25
 Net Interest Rate
  Spread.................  2.17      2.20      2.28    2.10      1.94      2.17
 Net Margin on Average
  Interest Earning
  Assets.................  2.48%     2.49%     2.52%   2.38%     2.19%     2.38%

----------
(A) Securities purchased under agreements to resell ("repurchase agreements").

(B) Consists of U.S. treasury securities, short-term liquid investments and other investment securities.

(C) Federal Home Loan Bank Advances ("FHLB advances").

(D) Securities sold under agreements to repurchase ("reverse repurchase agreements").

  The table below presents the Company's loans and mortgage-backed securities and the various indices which dictate their repricing:

                                 SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                               ------------------------ -----------------------
                                            MORTGAGE-               MORTGAGE-
                                             BACKED                  BACKED
                                 LOANS    SECURITIES(A)  LOANS    SECURITIES(A)
                               ---------  ------------- --------  -------------
                                           (DOLLARS IN MILLIONS)
Adjustable Rates:
 COFI......................... $ 5,735.1    $  979.6    $5,495.2    $1,114.6
 Treasury.....................   2,712.4       877.9     2,613.7     1,138.9
 Prime rate...................     127.2          --       147.7          --
 Other adjustable.............      24.3          --        29.6          --
                               ---------    --------    --------    --------
                                 8,599.0     1,857.5     8,286.2     2,253.5
                               ---------    --------    --------    --------
Fixed Rates:
 Fixed........................     559.2        49.2       573.8       256.8
 Fixed for 3-5 years
  converting to ARM...........   1,047.4       134.6       505.1          --
                               ---------    --------    --------    --------
                                 1,606.6       183.8     1,078.9       256.8
                               ---------    --------    --------    --------
                                10,205.6     2,041.3     9,365.1     2,510.3
                               ---------    --------    --------    --------
Deferred costs (fees),
 discounts and other items,
 net..........................      19.6        (0.5)        0.8        (0.4)
Allowance for loan losses.....    (170.1)         --      (177.6)         --
                               ---------    --------    --------    --------
                               $10,055.1    $2,040.8    $9,188.3    $2,509.9
                               =========    ========    ========    ========

----------
(A) Included on the Consolidated Statements of Financial Condition with securities held to maturity.

  Please see Exhibit 99.3 for further information about the Company's loan portfolio.

  The table below lists representative rates of various indices at the dates indicated:

                               SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
INDEX                              1996        1996       1995         1995
-----                          ------------- -------- ------------ -------------
COFI..........................     4.84%       4.82%      5.12%        5.13%
30 year treasury bond.........     6.93        6.90       5.96         6.49
1 year treasury bill..........     5.71        5.70       5.18         5.65
6 month treasury bill.........     5.17        5.23       5.04         5.27
Prime rate....................     8.25        8.25       8.50         8.75
Federal funds.................     6.09        5.00       4.73         6.20
1 month LIBOR.................     5.37        5.43       5.63         5.88

  The table below shows the changes in the Company's total interest income, total interest expense and net interest income, attributable to changes in average balances outstanding (volume) and to changes in average interest rates earned and paid on balances:

                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                               SEPTEMBER 30, 1996                 SEPTEMBER 30, 1996
                           VERSUS THREE MONTHS ENDED           VERSUS NINE MONTHS ENDED
                               SEPTEMBER 30, 1995                 SEPTEMBER 30, 1995
                         ----------------------------------  ---------------------------------
                               AMOUNT OF INCREASE                 AMOUNT OF INCREASE
                          (DECREASE) DUE TO CHANGE IN:       (DECREASE) DUE TO CHANGE IN:
                         ----------------------------------  ---------------------------------
                          VOLUME       RATE      TOTAL(A)     VOLUME      RATE      TOTAL(A)
                         ---------   ---------  -----------  ---------  ---------  -----------
                                            (DOLLARS IN MILLIONS)
Interest Income:
 Loans receivable....... $    15.0   $    (5.9)  $      9.1  $    37.8  $     9.3   $    47.1
 Other interest earning
  assets................      (4.9)       (1.5)        (6.4)     (31.3)      (1.8)      (33.1)
                         ---------   ---------   ----------  ---------  ---------   ---------
    Total Interest
     Income.............      10.1        (7.4)         2.7        6.5        7.5        14.0
                         ---------   ---------   ----------  ---------  ---------   ---------
Interest Expense:
 Deposits...............      (6.8)       (6.3)       (13.1)       0.4        3.0         3.4
 Borrowings.............      12.5        (3.3)         9.2       (7.8)     (13.4)      (21.2)
                         ---------   ---------   ----------  ---------  ---------   ---------
    Total Interest
     Expense............       5.7        (9.6)        (3.9)      (7.4)     (10.4)      (17.8)
                         ---------   ---------   ----------  ---------  ---------   ---------
Change in Net Interest
 Income................. $     4.4   $     2.2   $      6.6  $    13.9  $    17.9   $    31.8
                         =========   =========   ==========  =========  =========   =========

----------
(A) Changes in rate/volume (change in rate multiplied by the change in average volume) which cannot be segregated have been allocated to the change in rate or the change in average volume based upon their respective percentages of the combined totals.

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

  On a quarterly basis, the Company simulates the level of net interest income expected to be earned over a twelve-month period following the date of the simulation. The simulation is based on a projection of market interest rates at varying levels, and estimates the impact of such market rates on the levels of interest earning assets and interest bearing liabilities during the measurement period. Also, any periodic or lifetime caps that contractually limit the repricing of any interest earning asset are considered.

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

  The Company has historically used interest rate swaps, caps and floors as a means of controlling the potential negative impact on net interest income from potential changes in interest rates. The Company was a party to interest rate swap agreements in the notional amounts of $2.7 billion and $1.8 billion at September 30, 1996 and September 30, 1995, respectively. The Company was a party to notional amounts of $100.0 million of interest rate floor agreements at both September 30, 1996 and September 30, 1995. The Company was not a party to interest rate cap agreements at September 30, 1996 or at September 30, 1995.

  The Company also monitors the difference between the amount of interest rate sensitive assets and interest rate sensitive liabilities which reprice within one year ("one year gap"). At September 30, 1996, the one year gap as a percentage of total interest earning assets was positive 6.19% as compared to positive 17.10% at September 30, 1995.

  The following table summarizes interest rate sensitive assets and liabilities for the Bank (exclusive of subsidiaries) at September 30, 1996. In preparing the table below, assumptions were made regarding estimated prepayments and maturities of mortgage-backed securities and loans. These assumptions were based upon the Bank's historical experience of maturities and prepayments for similar assets. For all other interest earning assets and liabilities, contractual maturities were used. Additionally, the Bank used the inherent contractual repricing characteristics of its interest earning assets and interest bearing liabilities in categorizing the interest rate sensitivity period.

                                          INTEREST RATE SENSITIVITY PERIOD
                                      ------------------------------------------
                                       0 TO     91 TO    181 TO   OVER
                                      90 DAYS  180 DAYS 365 DAYS 1 YEAR   TOTAL
                                      -------  -------- -------- ------  -------
                                               (DOLLARS IN MILLIONS)
Interest earning assets:
 Short-term investments and
  investment securities.............  $1,438    $   --   $   --  $    6  $ 1,444
 Mortgage-backed securities.........   1,405       465      127      44    2,041
 Loans, net:
  Real Estate Mortgage:
   Adjustable rate..................   6,153     1,556      995     729    9,433
   Fixed rate.......................      17        14       33     429      493
  Equity............................     135         9        6      38      188
  Commercial........................       6        --       --      --        6
  Consumer..........................      34        25        7      13       79
  Loans to subsidiaries.............     112        --       --      --      112
                                      ------    ------   ------  ------  -------
 Impact of hedging..................      --        --       --      --       --
                                      ------    ------   ------  ------  -------
    Total interest earning assets...   9,300     2,069    1,168   1,259   13,796
                                      ------    ------   ------  ------  -------
Interest bearing liabilities:
 Deposits:
  Passbook and demand...............     736        --       --      --      736
  Money market and NOW accounts.....   1,960        --       --      --    1,960
  Certificates of deposit...........   2,170     1,774    1,424     713    6,081
                                      ------    ------   ------  ------  -------
    Total deposits..................   4,866     1,774    1,424     713    8,777
                                      ------    ------   ------  ------  -------
 Borrowings:
  FHLB advances.....................   2,950        --       --     311    3,261
  Other borrowings..................     969        --       --      54    1,023
                                      ------    ------   ------  ------  -------
    Total borrowings................   3,919        --       --     365    4,284
                                      ------    ------   ------  ------  -------
 Impact of hedging..................    (300)       --       --     300       --
                                      ------    ------   ------  ------  -------
    Total interest bearing
     liabilities....................   8,485     1,774    1,424   1,378   13,061
                                      ------    ------   ------  ------  -------
Total interest earning assets less
 total interest bearing liabilities.  $  815    $  295   $ (256) $ (119) $   735
                                      ======    ======   ======  ======  =======
Cumulative total interest earning
 assets less cumulative total
 interest bearing liabilities as a
 percentage of total interest
 earning assets.....................    5.91%     8.05%    6.19%   5.33%    5.33%
                                      ======    ======   ======  ======  =======

  NON-PERFORMING ASSETS

  Net interest income is also affected by the composition, quality and type of interest earning assets. NPA's totaled $164.5 million or 1.16% of total assets at September 30, 1996, as compared to $231.8 million or 1.62% of total assets at December 31, 1995 and $211.6 million or 1.49% of total assets at September 30, 1995. The average amount of NPL's negatively impacted the Company's interest rate spread by 9 and 10 basis points during the third quarters of 1996 and 1995, respectively. NPL's reduced the Bank's interest rate spread by 10 basis points for both the nine months ended September 30, 1996 and 1995.

  The following table presents the Company's total NPA's by type at the dates indicated:

                              SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
            TYPE                  1996        1996       1995         1995
            ----              ------------- -------- ------------ -------------
                                            (DOLLARS IN MILLIONS)
REO, net of allowances.......    $ 12.2      $ 16.3     $ 22.2       $ 29.4
Non-accrual loans............     148.4       166.7      206.3        179.3
Restructured loans...........       3.9         3.7        3.3          2.9
                                 ------      ------     ------       ------
    Total NPL's..............     152.3       170.4      209.6        182.2
                                 ------      ------     ------       ------
    Total NPA's..............    $164.5      $186.7     $231.8       $211.6
                                 ======      ======     ======       ======
Performing NPA's (included
 above)......................    $ 60.8      $ 79.0     $ 81.3       $ 46.1
                                 ======      ======     ======       ======
Performing NPA's as a % of
 total NPA's.................      37.0%       42.3%      35.1%        21.8%
                                 ======      ======     ======       ======
         COMPOSITION
         -----------
Residential 1-4..............    $ 85.6      $ 88.5     $122.6       $124.1
Multi-family.................      60.4        74.7       88.1         61.2
Commercial real estate.......      16.9        21.3       17.6         23.0
Other........................       1.6         2.2        3.5          3.3
                                 ------      ------     ------       ------
    Total NPA's..............    $164.5      $186.7     $231.8       $211.6
                                 ======      ======     ======       ======
NPA's as a percentage of
 total assets................      1.16%       1.33%      1.62%        1.49%
                                 ======      ======     ======       ======

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

  The following table presents impaired loans with specific allowances and impaired loans without specific allowances by property type and by the method that impairment is determined at the dates indicated:

                                 SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                               -----------------------  -----------------------
                               GROSS  SPECIFIC   NET    GROSS  SPECIFIC   NET
                               AMOUNT ALLOWANCE AMOUNT  AMOUNT ALLOWANCE AMOUNT
                               ------ --------- ------  ------ --------- ------
                                            (DOLLARS IN MILLIONS)
Impairment Measured By
 Individual Review:
 Impaired Loans with Specific
  Allowances:
  Multi-family................ $ 58.7  $ (9.8)  $ 48.9  $ 56.7  $(10.8)  $ 45.9
  Commercial real estate:
   Office buildings...........    5.7    (2.0)     3.7     6.4    (1.5)     4.9
   Shopping centers...........    4.8    (0.2)     4.6     2.2    (0.3)     1.9
   Industrial.................    3.7    (0.3)     3.4     1.9    (0.2)     1.7
   Other......................    0.8    (0.3)     0.5     0.9    (0.3)     0.6
                               ------  ------   ------  ------  ------   ------
  Total commercial real es-
   tate.......................   15.0    (2.8)   (12.2)   11.4    (2.3)     9.1
                               ------  ------   ------  ------  ------   ------
 Total impaired loans with
  specific allowances.........   73.7   (12.6)    61.1    68.1   (13.1)    55.0
                               ------  ------   ------  ------  ------   ------
 Impaired Loans without
  Specific Allowances:
  Residential 1-4.............    2.1      --      2.1     0.8      --      0.8
  Multi-family................    0.6      --      0.6     1.6      --      1.6
  Commercial real estate......    1.4      --      1.4     9.7      --      9.7
                               ------  ------   ------  ------  ------   ------
 Total impaired loans without
  specific allowances.........    4.1      --      4.1    12.1      --     12.1
                               ------  ------   ------  ------  ------   ------
Total impaired loans measured
 by individual review.........   77.8   (12.6)    65.2    80.2   (13.1)    67.1
                               ------  ------   ------  ------  ------   ------
Impairment Measured on a Pool
 Basis:
  Residential 1-4.............   72.9      --     72.9    98.7      --     98.7
  Consumer....................    1.6      --      1.6     3.3      --      3.3
                               ------  ------   ------  ------  ------   ------
                                 74.5      --     74.5   102.0      --    102.0
                               ------  ------   ------  ------  ------   ------
Total impaired loans.......... $152.3  $(12.6)  $139.7  $182.2  $(13.1)  $169.1
                               ======  ======   ======  ======  ======   ======

  The Company has designated all impaired loans at September 30, 1996 and September 30, 1995 as non-accrual or as troubled debt restructuring. For all impaired loans, the Company evaluates the need for a specific allowance by comparing the fair value of the related collateral to the net recorded investment of the loan. In the event that the fair value of the related collateral is less than the net recorded investment in the loan, the Company allocates a specific allowance equal to the excess of the net recorded investment in the loan over the fair value of the related collateral with consideration given to holding and selling costs. All uncollected interest relating to impaired loans has been fully reversed from income. At September 30, 1996, the Company had designated $60.8 million of loans that were performing in accordance with their contractual terms as impaired. The Company applies cash collections from impaired loans, designated as non-accrual, as a reduction of the loan's carrying amount. The average recorded investment in the impaired loans measured by individual review was $161.3 million for the quarter ended September 30, 1996 and $184.0 million for the nine months ended September 30, 1996. During the quarter and nine months ended September 30, 1996, the Company recognized $0.6 million and $1.9 million, respectively, of interest income on restructured loans designated as impaired loans.

  The following table summarizes the Company's gross NPL's by type at the dates indicated:

                              SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
                                  1996        1996       1995         1995
                              ------------- -------- ------------ -------------
                                            (DOLLARS IN MILLIONS)
Non-accrual loans:
 Real estate
  Residential 1-4............    $ 72.9      $ 71.5     $ 99.6       $ 98.7
  Multi-family...............      58.8        73.8       86.3         56.7
                                 ------      ------     ------       ------
 Total residential real es-
  tate.......................     131.7       145.3      185.9        155.4
                                 ------      ------     ------       ------
 Commercial real estate
  Shopping centers...........       4.8         4.9        1.3          2.2
  Office buildings...........       5.7         9.9        8.8          6.4
  Other......................       4.6         4.4        6.8         12.0
                                 ------      ------     ------       ------
 Total commercial real es-
  tate.......................      15.1        19.2       16.9         20.6
                                 ------      ------     ------       ------
 Total real estate...........     146.8       164.5      202.8        176.0
 Consumer....................       1.6         2.2        3.5          3.3
                                 ------      ------     ------       ------
Total non-accrual loans......    $148.4      $166.7     $206.3       $179.3
                                 ======      ======     ======       ======
Restructured loans:
 Real estate
  Residential 1-4............    $  2.1      $  2.1     $  3.0       $  0.8
  Multi-family...............       0.5         0.3        0.3          1.5
                                 ------      ------     ------       ------
 Total residential real es-
  tate.......................       2.6         2.4        3.3          2.3
                                 ------      ------     ------       ------
 Commercial real estate......       1.3         1.3         --          0.6
                                 ------      ------     ------       ------
Total restructured loans.....    $  3.9      $  3.7     $  3.3       $  2.9
                                 ======      ======     ======       ======
                                 $152.3      $170.4     $209.6       $182.2
                                 ======      ======     ======       ======

  Changes in the level of non-performing loans are attributable to: (i) changes in the level of delinquent loans and (ii) changes in the level of performing loans designated as impaired. Performing loans designated as impaired typically have one or more of the following attributes: (i) inverted loan to value ratios, (ii) levels of operating income insufficient to service the required loan payments, (iii) collateral requiring maintenance expenses in excess of the borrower's capacity or the funds generated by the collateral, and/or (iv) other adverse characteristics. The level of performing loans that are designated as impaired may fluctuate given changes to the factors discussed above. At September 30, 1996, $60.8 million or 37.0% of the Company's NPL's were performing in accordance with their contractual terms. During the third quarter of 1996, the Bank sold or accepted a discounted loan repayment on $20.3 million of income property loans that were on non-accrual status and realized a charge-off of $4.1 million. Included with the nonperforming loans sold or repaid at a discount during the third quarter of 1996 were $19.0 million of loans that were performing in accordance with their contractual terms.

  During the second quarter of 1996, the Company sold $34.7 million of delinquent residential 1-4 loans that had been placed on non-accrual status. The Company realized a loss of $6.6 million from the sale of those loans which was recorded as a charge-off to the Company's allowance for loan losses during the second quarter of 1996. Please refer to the activity of NPA's by property type tables for further information on the change in non-accrual loans during the quarter and nine-month periods ended September 30, 1996.

  For the quarter ended September 30, 1996, additional interest income of $2.2 million would have been recorded had the non-accrual loans performed in accordance with their original terms, compared to $2.6 million of additional interest income which would have been recorded for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, additional interest income of $8.3 million would have been recorded had the non-accrual loans performed in accordance with their original terms, compared to $7.6 million of additional interest income which would have been recorded for the nine months ended September 30, 1995.

  The following table shows the Company's delinquent loans at the dates indicated:

                             SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
                                 1996        1996       1995         1995
                             ------------- -------- ------------ -------------
                                           (DOLLARS IN MILLIONS)
Residential 1-4 loans:
 30-59 days delinquent......    $ 12.5      $10.8      $ 24.1       $ 23.7
 60-89 days delinquent......       2.3        3.3         3.5          6.3
 90 or more days
  delinquent................      70.1       66.0        99.6         98.6
                                ------      -----      ------       ------
                                  84.9       80.1       127.2        128.6
                                ------      -----      ------       ------
Multi-family loans:
 30-59 days delinquent......       1.8        0.7         0.8          0.6
 60-89 days delinquent......       0.2        0.3          --           --
 90 or more days
  delinquent................      10.1        9.6        18.1         16.3
                                ------      -----      ------       ------
                                  12.1       10.6        18.9         16.9
                                ------      -----      ------       ------
Commercial real estate
 loans:
 30-59 days delinquent......       0.8        2.6         0.2          0.3
 60-89 days delinquent......       0.4         --          --           --
 90 or more days
  delinquent................       3.6        1.0         2.6         12.6
                                ------      -----      ------       ------
                                   4.8        3.6         2.8         12.9
                                ------      -----      ------       ------
Consumer loans:
 30-59 days delinquent......       1.2        1.4         3.5          2.4
 60-89 days delinquent......       0.9        0.6         1.0          0.9
 90 or more days
  delinquent................       1.7        2.2         3.5          3.3
                                ------      -----      ------       ------
                                   3.8        4.2         8.0          6.6
                                ------      -----      ------       ------
    Total...................    $105.6      $98.5      $156.9       $165.0
                                ======      =====      ======       ======
Total delinquent loans:
 30-59 days delinquent......    $ 16.3      $15.5      $ 28.6       $ 27.0
 60-89 days delinquent......       3.8        4.2         4.5          7.2
 90 or more days
  delinquent................      85.5       78.8       123.8        130.8
                                ------      -----      ------       ------
                                $105.6      $98.5      $156.9       $165.0
                                ======      =====      ======       ======

  The primary factor for the improvement in the level of delinquent loans of September 30, 1996 as compared to the level of delinquencies at September 30, 1995, was the sale of $34.7 million of delinquent residential 1-4 loans during the second quarter of 1996.

  The following tables present activity of NPA's by property type for the periods presented:

                             FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                         --------------------------------------------------------
                                                     PAYOFFS/
                         BALANCE   NEW       FORE-    CURES/             BALANCE
                         06/30/96 NPA'S     CLOSURES  SALES       OTHER  09/30/96
                         -------- ------    -------- --------     -----  --------
                                      (DOLLARS IN MILLIONS)
Non-accrual loans:
 Residential 1-4........  $ 71.5  $ 20.9(A)  $(19.5) $    --      $  --   $ 72.9
 Multi-family...........    73.8    12.8       (5.5)   (21.2)      (1.1)    58.8
 Commercial real estate.    19.2     4.5       (0.8)    (7.5)      (0.3)    15.1
 Consumer...............     2.2      --         --     (0.6)(A)     --      1.6
                          ------  ------     ------  -------      -----   ------
                           166.7    38.2      (25.8)   (29.3)      (1.4)   148.4
                          ------  ------     ------  -------      -----   ------
Restructured loans:
 Residential 1-4........     2.1     0.4         --     (0.4)        --      2.1
 Multi-family...........     0.3     0.5         --     (0.3)        --      0.5
 Commercial real estate.     1.3      --         --       --         --      1.3
                          ------  ------     ------  -------      -----   ------
                             3.7     0.9         --     (0.7)        --      3.9
                          ------  ------     ------  -------      -----   ------
REO, net:
 Residential 1-4........    14.9      --       15.6    (19.9)        --     10.6
 Multi-family...........     0.6      --        4.0     (2.8)      (0.7)     1.1
 Commercial real estate.     0.8      --        0.5     (0.8)        --      0.5
                          ------  ------     ------  -------      -----   ------
                            16.3      --       20.1    (23.5)      (0.7)    12.2
                          ------  ------     ------  -------      -----   ------
Total NPA's.............  $186.7  $ 39.1     $ (5.7) $ (53.5)     $(2.1)  $164.5
                          ======  ======     ======  =======      =====   ======
----------
(A) Represents net activity for the period.

                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                         --------------------------------------------------------
                                                     PAYOFFS/
                         BALANCE   NEW       FORE-    CURES/             BALANCE
                         12/31/95 NPA'S     CLOSURES  SALES       OTHER  09/30/96
                         -------- ------    -------- --------     -----  --------
                                      (DOLLARS IN MILLIONS)
Non-accrual loans:
 Residential 1-4........  $ 99.6  $ 45.5(A)  $(72.2) $    --      $  --   $ 72.9
 Multi-family...........    86.3    51.5      (22.3)   (52.8)      (3.9)    58.8
 Commercial real estate.    16.9    19.3       (2.5)   (17.5)      (1.1)    15.1
 Consumer...............     3.5      --         --     (1.9)(A)     --      1.6
                          ------  ------     ------  -------      -----   ------
                           206.3   116.3      (97.0)   (72.2)      (5.0)   148.4
                          ------  ------     ------  -------      -----   ------
Restructured loans:
 Residential 1-4........     3.0      --         --     (0.8)      (0.1)     2.1
 Multi-family...........     0.3     0.5         --     (0.3)        --      0.5
 Commercial real estate.      --     1.3         --       --         --      1.3
                          ------  ------     ------  -------      -----   ------
                             3.3     1.8         --     (1.1)      (0.1)     3.9
                          ------  ------     ------  -------      -----   ------
REO, net:
 Residential 1-4........    20.0      --       57.6    (66.1)      (0.9)    10.6
 Multi-family...........     1.5      --       15.4    (15.2)      (0.6)     1.1
 Commercial real estate.     0.7      --        1.4     (1.5)      (0.1)     0.5
                          ------  ------     ------  -------      -----   ------
                            22.2      --       74.4    (82.8)      (1.6)    12.2
                          ------  ------     ------  -------      -----   ------
Total NPA's.............  $231.8  $118.1     $(22.6) $(156.1)     $(6.7)  $164.5
                          ======  ======     ======  =======      =====   ======

----------
(A) Represents net activity for the period.

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

  The table below presents the Company's total classified and criticized loan portfolio (which includes classified loans sold or swapped with recourse retained by the Bank) at the dates indicated:

                               SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
                                   1996        1996       1995         1995
                               ------------- -------- ------------ -------------
                                             (DOLLARS IN MILLIONS)
Special Mention
 Residential 1-4.............     $ 19.2      $ 19.7     $ 30.8       $ 38.7
 Multi-family................       82.7       102.4       91.9         92.5
 Commercial real estate......       24.0        29.6       25.2         12.5
 Consumer....................        1.3         1.4        3.5          2.4
                                  ------      ------     ------       ------
                                   127.2       153.1      151.4        146.1
                                  ------      ------     ------       ------
Substandard
 Residential 1-4.............       82.0        79.6      116.4        113.8
 Multi-family................      107.5       107.8      107.4         91.5
 Commercial real estate......       22.1        26.3       21.5         27.9
 Consumer....................        1.7         1.7        2.7          2.5
                                  ------      ------     ------       ------
                                   213.3       215.4      248.0        235.7
                                  ------      ------     ------       ------
Doubtful
 Consumer....................        0.8         1.1        1.8          1.7
                                  ------      ------     ------       ------
                                     0.8         1.1        1.8          1.7
                                  ------      ------     ------       ------
Loss
 Multi-family................       12.1        15.3       20.7         12.9
 Commercial real estate......        2.7         4.0        3.6          2.3
                                  ------      ------     ------       ------
                                    14.8        19.3       24.3         15.2
                                  ------      ------     ------       ------
                                  $356.1      $388.9     $425.5       $398.7
                                  ======      ======     ======       ======
Total classified loans as a
 percentage of total gross
 loans.......................       3.48%       3.95%      4.49%        4.26%
                                  ======      ======     ======       ======
Total allowance for loan
 losses as a percentage of
 total classified loans......      47.77%      44.43%     42.54%       44.54%
                                  ======      ======     ======       ======
Total general valuation
 allowance as a percentage of
 classified loans excluding
 the Loss classification.....      45.50%      41.53%     39.06%       42.35%
                                  ======      ======     ======       ======

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

  The following table presents a reconciliation of assets and off-balance sheet recourse arrangements classified by the Company to the Company's NPA's at September 30, 1996:

                                   SPECIAL
                                   MENTION SUBSTANDARD DOUBTFUL LOSS     TOTAL
                                   ------- ----------- -------- -----    ------
                                             (DOLLARS IN MILLIONS)
   Non-accrual loans.............. $   --    $135.0      $0.8   $12.6    $148.4
   Restructured loans.............     --       3.9        --      --       3.9
                                   ------    ------      ----   -----    ------
   NPL's..........................     --     138.9       0.8    12.6     152.3
   Real estate owned..............     --      22.2        --     1.8      24.0
                                   ------    ------      ----   -----    ------
   Total classified NPA's.........     --     161.1       0.8    14.4     176.3
   Other classified loans
    currently performing..........   82.8      20.3        --      --     103.1
   REI............................     --       3.0        --     0.9       3.9
   Off balance sheet recourse
    arrangements..................    7.3      31.3        --     2.2      40.8
   Securitized loans..............   37.1      22.8        --      --      59.9
                                   ------    ------      ----   -----    ------
   Total.......................... $127.2    $238.5      $0.8   $17.5(A) $384.0
                                   ======    ======      ====   =====    ======

----------
(A) The Company has provided a specific allowance for the portion of any asset classified as loss.

  PROVISION FOR LOAN LOSSES

  The Company's provision for loan losses during the nine months ended September 30, 1996 totaled $30.8 million, of which $10.4 million was provided during the third quarter. Comparatively, provisions for loan losses totaled $24.5 million during the nine months ended September 30, 1995, of which $7.6 million was provided during the third quarter. Loan loss provisions during the third quarter of 1996 were recorded to partially replenish the general valuation allowance for net charge-offs of $6.7 million. The Company's charge-offs during the third quarter of 1996 were primarily related to residential 1-4 and multi-family loans. Included in third quarter 1996 charge-offs were $4.1 million of charge-offs related to sales and discounted pay-offs of $20.3 million of non-performing loans. Charge-offs on residential 1-4 loans totaled $4.5 million during the third quarter of 1996 as compared to $5.0 million during the same period of 1995. During the second quarter of 1996, the Bank recorded a charge-off of $6.6 million from the sale of $34.7 million of delinquent residential 1-4 loans.

  The Company's general valuation allowance declined to $155.3 million at September 30, 1996 from $156.7 million at December 31, 1995 and from $162.4 million at September 30, 1995. The total allowance for loan losses has decreased to $170.1 million at September 30, 1996 from $181.0 million at December 31, 1995 and from $177.6 million at September 30, 1995. The Company evaluates the allowance for losses by estimating a range of losses inherent in the portfolio. The Company then performs an evaluation to determine what level in the range of inherent losses is most appropriately given: (i) the level of non-performing and classified loans, (ii) the composition of the loan portfolio, (iii) prevailing and forecasted economic conditions, (iv) other credit factors, and (v) the Company's judgment.

  Should any of the aforementioned factors vary materially in the near term the Company could experience the need to increase its allowance for loan losses which could result in a higher level of provisions for loan losses. The percentage of general valuation allowances to classified loans, excluding the Loss classification, was 45.50% at September 30, 1996, 39.06% at December 31, 1995 and 42.35% at September 30, 1995.

  The following table presents the activity in the specific and general allowances for loan losses for the periods presented:

                            FOR THE THREE MONTHS         FOR THE NINE MONTHS ENDED
                          ENDED SEPTEMBER 30, 1996           SEPTEMBER 30, 1996
                         ------------------------------  ------------------------------
                         SPECIFIC   GENERAL     TOTAL    SPECIFIC   GENERAL     TOTAL
                         ---------  --------   --------  ---------  --------   --------
                                         (DOLLARS IN MILLIONS)
Balance, beginning of
 period.................  $  19.3   $  153.5   $  172.8   $   24.3  $  156.7   $  181.0
 Provision for losses...       --       10.4       10.4         --      30.8       30.8
 Allocations to/from
  general allowances....      1.9       (1.9)        --        7.1      (7.1)        --
 Charge-offs, net.......     (6.4)      (6.7)     (13.1)     (16.6)    (25.1)     (41.7)
                          -------   --------   --------   --------  --------   --------
Balance, end of period..  $  14.8   $  155.3   $  170.1   $   14.8  $  155.3   $  170.1
                          =======   ========   ========   ========  ========   ========

  The net charge-offs by loan category for the periods presented are summarized as follows:

                                                 FOR THE THREE   FOR THE NINE
                                                 MONTHS ENDED    MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------  --------------
                                                  1996    1995    1996    1995
                                                 ------  ------  ------  ------
                                                    (DOLLARS IN MILLIONS)
   Real estate:
    Residential 1-4............................. $  4.5  $  5.0  $ 19.8  $ 15.6
    Income property
     Multi-family...............................    5.3     3.2    14.0    29.2
     Office buildings...........................    1.0     1.0     2.3     4.5
     Other......................................    0.2     1.2     0.4     5.7
                                                 ------  ------  ------  ------
    Total income property.......................    6.5     5.4    16.7    39.4
                                                 ------  ------  ------  ------
   Total real estate............................   11.0    10.4    36.5    55.0
   Consumer.....................................    2.1     1.4     5.2     3.5
                                                 ------  ------  ------  ------
                                                 $ 13.1  $ 11.8  $ 41.7  $ 58.5
                                                 ======  ======  ======  ======
   As a percentage of average net loans.........   0.53%   0.52%   0.58%   0.88%
                                                 ======  ======  ======  ======

  The table below presents certain key ratios for NPL's and the allowances for loan losses at the dates presented:

                               SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
                                   1996        1996       1995         1995
                               ------------- -------- ------------ -------------
NPL's as a % of gross loans
 receivable..................       1.49%       1.73%     2.21%         1.95%
Total allowances for loan
 losses as a % of NPL's......     111.69      101.41     86.35         97.48
General allowances as a % of
 NPL's.......................     101.97       90.08     74.76         89.13
General allowances as a % of
 gross loans receivable......       1.52        1.56      1.65          1.73
Total allowances for loan
 losses as a % of gross loans
 receivable..................       1.66        1.76      1.91          1.90
Ratio of NPA's to total
 assets......................       1.16        1.33      1.62          1.49
Total allowance for loan
 losses as a % of total
 classified loans............      47.77       44.43     42.54         44.54
Total general valuation
 allowance as a % of
 classified loans excluding
 the Loss classification.....      45.50%      41.53%    39.06%        42.35%

  OTHER INCOME

   Other income is primarily comprised of fee income and gains from the sales of assets. For the third quarter of 1996, total other income decreased to $18.2 million from $21.5 million for the same period of 1995. For the nine months ended September 30, 1996 and 1995 total other income was $61.9 million and $50.3 million, respectively. The decrease in other income for the third quarter of 1996 compared to the same period of 1995 resulted primarily from the decrease in gain on sale of securities held for sale. During the third quarter of 1995, $729.3 million of securities held for sale were sold for a gain of $6.8 million. The increase in other income for the nine months ended September 30, 1996 compared to the same period of 1995 was primarily due to the $12.0 million gain recorded during the second quarter of 1996 on the sale of six branches located in San Diego County with deposits totaling approximately $380 million.

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

                                                     FOR THE THREE FOR THE NINE
                                                     MONTHS ENDED  MONTHS ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                     ------------- -------------
   SOURCE OF FEES                                     1996   1995   1996   1995
   --------------                                    ------ ------ ------ ------
                                                        (DOLLARS IN MILLIONS)
   Savings deposits................................. $  7.8 $  6.2 $ 22.3 $ 18.4
   Loan servicing...................................    2.5    3.1    8.3    9.5
   Sales of alternative investment products.........    4.6    3.4   14.0   10.6
   Other net fees ..................................     --    1.0     --    1.8
                                                     ------ ------ ------ ------
                                                     $ 14.9 $ 13.7 $ 44.6 $ 40.3
                                                     ====== ====== ====== ======

  The increase in savings deposit fees for the nine months ended September 30, 1996 compared to the same period of 1995 resulted from increases in rates charged for depository services and improvements in effectiveness of the fee collection process.

  Loans serviced for others totaled $3.5 billion and $3.9 billion at September 30, 1996 and September 30, 1995, respectively. Loans serviced for others are loans that have been sold with the servicing thereof retained by the Company. The level of loans serviced for others is determined by the volume of loan sales and loan prepayments. The decrease in the portfolio of loans serviced for others primarily resulted from the excess of loan payoffs over new loan sales. The Company's sale of loans since 1994 has declined because of the low volume of fixed rate loan originations and as part of its decision to retain more of its originations in its portfolio of assets. The reduction in the level of loans serviced for others has resulted in a decline in servicing fee income.

  The Company offers its customers the opportunity to purchase investment products as an alternative to traditional savings deposits. The Company offers these products, including annuities, mutual funds and other investments, through its branch network. The Company earns a fee from the sale of these products. Sales of alternative investment products totaled $109.8 million and $83.3 million for the third quarter of 1996 and 1995, respectively. Sales of alternative investment products totaled $348.9 million for the nine months ended September 30, 1996 compared to $248.9 million for the same period of 1995. The increase in the volume of sales has led to an increase in the level of fees earned by the Company.

  Gain (Loss) on Sales of Loans. The Company engages in mortgage banking activities for several reasons, including providing liquidity and managing asset size. The Company's originations of conforming fixed rate residential 1-4 loans are generally held for sale. Originations of adjustable rate loans are generally held for investment. The Company has established desired ranges for loan portfolio composition and asset growth based upon numerous factors. These factors include (i) origination volume and mix, (ii) portfolio repayments and payoffs, (iii) interest rate risk considerations, (iv) desired servicing portfolio levels, (v) anticipated deposit flows and (vi) regulatory capital requirements. Collectively, these factors enter into the determination of the amount of loans originated for sale. At September 30, 1996, $32.2 million of loans were held for sale with a market value of $32.3 million.

  For the quarters ended September 30, 1996 and 1995, gains/(losses) on sales of loans were $0.4 million and $(0.1) million, respectively. Loan sales for the quarters ended September 30, 1996 and 1995 totaled $69.1 million and $75.1 million, respectively. For the nine months ended September 30, 1996 and 1995 gains/(losses) on sales of loans were $0.7 million and $(0.3) million, respectively. Loan sales for the nine months ended September 30, 1996 and 1995 were $219.8 million and $149.4 million, respectively.

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

  Available for Sale Securities.   The Company determines which securities are
available for sale by evaluating whether such securities would be sold in response to liquidity needs, asset/liability management, regulatory capital requirements and other factors. Generally accepted accounting principles require the variance between the market value of available for sale securities and the recorded investment in such securities to be reflected as an unrealized holding gain or loss and presented as an adjustment to stockholders' equity. At September 30, 1996, the Company had no adjustment to stockholders' equity. The after tax unrealized holding loss from available for sale securities totaled $0.7 million at September 30, 1995. At September 30, 1996, all U.S. treasury securities held by the Company were included as available for sale securities. Securities available for sale totaled $6.0 million and $150.2 million at September 30, 1996 and 1995, respectively.

  OTHER EXPENSES

  Total other expenses are primarily comprised of general and administrative expenses and operations of real estate held for sale. For the quarter ended September 30, 1996, other expenses increased to $118.6 million compared to $61.9 million for the quarter ended September 30, 1995. Other expenses for the nine months ended September 30, 1996 increased to $242.6 million compared to $186.5 million for the nine months ended September 30, 1995. The increase in other expenses for the quarter and nine months ended September 30, 1996 compared to the same periods of 1995 is due to an accrual of $58.1 million relating to a one-time special assessment resulting from legislation to fund the SAIF. The assessment is based on the Bank's deposits at March 31, 1995 at a rate of 65.7 basis points and is payable during the fourth quarter of 1996.

  General and Administrative Expenses.   General and administrative expenses
are comprised of compensation, office occupancy, federal deposit insurance premiums and other general and administrative expenses. General and administrative expenses were $59.8 million for the quarter ended September 30, 1996 compared to $60.1 million for the quarter ended September 30, 1995 and $176.5 million for the nine months ended September 30, 1996, compared to $179.2 million for the nine months ended September 30, 1995. At September 30, 1996 the Company had 2,057 employees as compared to 2,100 at December 31, 1995 and 2,212 at September 30, 1995.

  Operations of Real Estate Held for Sale.   Operations of real estate held
for sale consists of operations of real estate held for investment ("REI") and operations of REO. Operations of real estate held for sale include
(i) provisions for losses, (ii) the net effect of rental income and related operating expenses and (iii) gains or losses resulting from the sale of properties. Operations of real estate held for sale resulted in losses of $0.7 million and $1.8 million for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and September 30, 1995, operations of real estate held for sale resulted in losses of $8.0 million and $7.3 million, respectively. During 1996, the Company recorded $5.0 million in provisions for losses on REI, in order to reflect its portfolio at a value that would represent the expected proceeds from an accelerated disposition of the property. The Company began to actively market its remaining REI during the second quarter of 1996 and during the third quarter of 1996 sold its remaining real estate project. The Bank did not record any profit or loss from the sale. The Bank's remaining real estate held for investment consists of several single family residential properties. The Bank has recorded these properties at their current disposition value.

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

  The following table presents the composition of real estate held for sale, net of allowances, at the dates indicated:

                               SEPTEMBER 30, JUNE 30, DECEMBER 31, SEPTEMBER 30,
PROPERTY TYPE                      1996        1996       1995         1995
-------------                  ------------- -------- ------------ -------------
                                             (DOLLARS IN MILLIONS)
  Residential 1-4.............     $13.6      $31.5      $47.3         $57.2
  Multi-family................       1.1        0.6        1.5           3.0
  Office buildings............       0.1        0.2        0.3           0.4
  Other.......................       0.4        0.6        0.4           1.4
                                   -----      -----      -----         -----
                                   $15.2      $32.9      $49.5         $62.0
                                   =====      =====      =====         =====
  REO.........................     $12.2      $16.3      $22.2         $29.4
  REI.........................       3.0       16.6       27.3          32.6
                                   -----      -----      -----         -----
                                   $15.2      $32.9      $49.5         $62.0
                                   =====      =====      =====         =====

  Please see the NPA's activity tables in the Non-Performing Assets section for a comprehensive analysis of the change in REO.

  INCOME TAXES

  Income tax expense is computed upon, and generally varies proportionately with, earnings (loss) before income tax expense adjusted for nontaxable items of income and expense and certain changes in the components of its net deferred tax asset and related valuation allowance. Although the Company had earnings before income tax expense for the nine months ended September 30, 1996, there was minimal income tax expense because of the availability of unbenefitted net operating loss carryforwards. Because of the uncertainty regarding the realizability of the Company's net operating loss carryforwards and other deferred tax assets, the Company has recorded a valuation allowance approximately equal to its net deductible temporary differences at September 30, 1996 and 1995.

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

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows are derived from the results of its operating activities, investing activities and financing activities. The Company's cash flows from operating activities generally involve the cash effects of transactions and other events that enter into the determination of net earnings. The Company's cash flows from investing activities include: making and collecting loans, and disposing of investment securities. The Company's cash flows from financing activities include: the Company's deposit gathering systems, borrowings and repayments thereof, obtaining and paying for other resources obtained from creditors, and the dividend return of their investment.

  Operating Activities.   The Company's net cash flows from operating
activities totaled $97.9 million and $218.8 million for the quarter and nine months ended September 30, 1996 compared to $122.5 million and $155.1 million, respectively, for the same periods of 1995. The primary sources of cash flows from operating activities include sales of loans held for sale and the excess of net interest income and fee income over general and administrative expenses. The Bank does not expect the one-time special SAIF assessment to have a material adverse impact on its liquidity.

  Investing Activities.   The Company's net cash flows (used) provided by
investing activities totaled $(164.3) million and $36.9 million for the quarter and nine months ended September 30, 1996 compared to $75.0 million and $(157.7) million, for the same periods of 1995. The Company's cash flows from investing activities are primarily derived from the payments, originations and purchases of loans, and the acquisition and maturity of investment securities.

  Financing Activities.   The Company's net cash flows provided (used) by
financing activities totaled $9.3 million and $(331.5) million for the quarter and nine months ended September 30, 1996 compared to $(154.2) million and $(48.5) million, respectively, for the same periods of 1995. The Company's cash flows from financing activities represent the major source of funds for the Company consisting of retail deposits, FHLB advances, reverse repurchase agreements and other borrowings. The Company also has access to brokered deposits and capital markets as alternative sources of funds. The mix of these funding sources is changed from time to time, in light of market conditions, liquidity needs, capital requirements and interest rate sensitivity concerns in order to obtain the appropriate balance between maturities and costs of funds.

  Payments on loans and securities held to maturity represent other significant sources of funds for the Company. Principal payments, including payoffs, on loans produced $1,026.9 million and $804.5 million of funds for the Company during the nine months ended September 30, 1996 and 1995, respectively. The increase in the level of payments from loans receivable is primarily due to an increase in the level of loan prepayments. Payments from securities held to maturity totaled $325.1 million and $310.2 million during the nine months ended September 30, 1996 and 1995, respectively. Proceeds from maturities of securities during the nine months ended September 30, 1996 and 1995 were $156.0 million and $807.8 million, respectively.

  Total deposits of the Company were $8.8 billion, $8.8 billion, $9.5 billion and $9.4 billion at September 30, 1996, June 30, 1996, December 31, 1995 and September 30, 1995, respectively. Total brokered deposits of the Company were $173.6 million at September 30, 1996, $169.0 million at June 30, 1996, $273.8 million at December 31, 1995 and $259.2 million at September 30, 1995.

  The following table presents the weighted average interest rates and the amounts of deposits for the Company at the dates indicated:

                                           SEPTEMBER 30, 1996 SEPTEMBER 30, 1995
                                           ------------------ ------------------
                                           AVG. RATE BALANCE  AVG. RATE BALANCE
                                           --------- -------- --------- --------
                                                   (DOLLARS IN MILLIONS)
COMPOSITION OF DEPOSITS:
No minimum term -- checking:
 Money market checking....................   1.17%   $  672.0   1.25%   $  774.5
 Non-interest bearing commercial..........     --       285.9     --       220.7
No minimum term -- savings:
 Passbook.................................   2.21       435.3   2.22       530.7
 Tiered savings...........................   4.43       343.4     --          --
 Money market savings.....................   3.44       945.1   3.48     1,249.4
Term:
 Less than 3 months.......................   4.41       102.8   4.05        97.8
 3 months to 6 months.....................   4.98       527.2   5.29       644.5
 7 months to 1 year.......................   5.32     2,505.7   5.91     2,226.5
 13 months to 2 years.....................   6.00     2,410.8   6.11     2,982.7
 25 months to 3 years.....................   5.77        64.2   5.43        77.8
 37 months to 4 years.....................   5.60        23.5   6.41        69.6
 49 months to 5 years.....................   6.19       171.2   6.64       224.0
 Over 5 years.............................   7.10%      275.9   7.33%      339.8
                                                     --------           --------
Total consolidated deposits...............           $8,763.0           $9,438.0
                                                     ========           ========

  During the second quarter of 1996, the Company sold six branches located in San Diego County, California with deposits totaling approximately $380 million. The sale of the branches resulted in a net gain of $12.0 million or approximately $0.24 per share. The sale of the branches did not have a material impact on the liquidity of the Company.

  During the third quarter of 1996 the Bank accrued $58.1 million for a one-time special SAIF assessment. The Bank does not anticipate the one-time special SAIF assessment to have a material negative impact on its liquidity.

  The Company's outstanding balance of FHLB advances at September 30, 1996, June 30, 1996, December 31, 1995 and September 30, 1995 totaled $3.3 billion, $3.0 billion, $2.7 billion and $2.4 billion, respectively. The weighted average remaining maturity of these advances at September 30, 1996 was 9 months. Reverse repurchase agreements had carrying values of $962.7 million, $932.9 million, $857.3 million and $801.3 million at September 30, 1996, June 30, 1996, December 31, 1995 and September 30, 1995, respectively.

  During the quarter ended September 30, 1996 the Bank declared and paid dividends of $4.6 million on its Preferred Stock, Series B, compared to dividends totaling $6.4 million on its preferred stock, Series A and Series B during the quarter ended September 30, 1995.

  LENDING ACTIVITIES

  The table below shows the number and dollar amount of loans originated and purchased by the Company. Adjustable rate loan originations and purchases are presented by rate adjustment index.

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                         ------------------------------------------- -------------------------------------------
                                 1996                  1995                  1996                  1995
                         --------------------- --------------------- --------------------- ---------------------
                         NUMBER OF             NUMBER OF             NUMBER OF             NUMBER OF
                           LOANS     AMOUNTS     LOANS     AMOUNTS     LOANS     AMOUNT      LOANS     AMOUNT
                         --------- ----------- --------- ----------- --------- ----------- --------- -----------
                                   (DOLLARS IN           (DOLLARS IN           (DOLLARS IN           (DOLLARS IN
                                    MILLIONS)             MILLIONS)             MILLIONS)             MILLIONS)
Loans Originated:
 Residential 1-4
  Wholesale
  Fixed.................      33     $  5.4         18     $  2.6        290    $   77.0        22    $    3.1
  3 or 5 year fixed
   Treasury.............     173       43.6        331       99.4        940       274.9       440       129.9
  1 year Treasury.......     163       58.4         11        4.1        435       165.0        23         8.2
  11th District COFI....     887      234.1        506      139.6      1,746       480.9     2,320       668.3
                           -----     ------      -----     ------     ------    --------     -----    --------
  Residential 1-4
  Wholesale.............   1,256      341.5        866      245.7      3,411       997.8     2,805       809.5
                           -----     ------      -----     ------     ------    --------     -----    --------
  Retail
  Fixed.................     457       27.8        528       53.3      1,423       145.3     1,077        87.2
  3 or 5 year fixed
   Treasury.............     144       27.9        146       35.9        661       141.5       196        45.5
  1 year Treasury.......      25        3.2         16        4.4         59         9.4        21         4.9
  11th District COFI....     361       78.6        413       84.0        805       183.3     1,678       341.8
                           -----     ------      -----     ------     ------    --------     -----    --------
  Residential 1-4
  Retail................     987      137.5      1,103      177.6      2,948       479.5     2,972       479.4
                           -----     ------      -----     ------     ------    --------     -----    --------
 Total Residential 1-4..   2,243      479.0      1,969      423.3      6,359     1,477.3     5,777     1,288.9
 Multi-family...........       9        1.9         18        4.3         38        11.0        42        15.7
 Commercial real estate.       1        0.2          1        0.2          3         0.7         2         0.5
 Business banking.......     122        4.2         --         --        140         6.6        --          --
 Consumer...............     878       21.4        750       24.1      1,944        67.1     2,371        74.7
                           -----     ------      -----     ------     ------    --------     -----    --------
Total loans originated..   3,253     $506.7      2,738     $451.9      8,484    $1,562.7     8,192    $1,379.8
                           =====     ======      =====     ======     ======    ========     =====    ========
Loans Purchased:
 Residential 1-4
  3 or 5 year fixed
   Treasury.............      47     $ 10.9         --     $   --        112    $   29.4        --    $     --
  Fixed.................     375       45.3         --         --        381        45.5        24         0.5
  1 year Treasury.......     567      158.2        536      159.5      1,476       419.9       783       219.4
  11th District COFI....     373       84.0        179       34.7        554       127.9       498        95.9
   Other................      --         --         37       10.2         --          --        38        10.4
                           -----     ------      -----     ------     ------    --------     -----    --------
  Total Residential 1-4.   1,362      298.4        752      204.4      2,523       622.7     1,343       326.2
  Multi-family..........       5        0.3         53       13.3         14         4.6        82        20.7
  Commercial real
   estate...............      --         --        129       61.5         --          --       130        61.6
  Business banking......      --         --         --         --          1         1.2        --          --
                           -----     ------      -----     ------     ------    --------     -----    --------
Total loans purchased...   1,367     $298.7        934     $279.2      2,538    $  628.5     1,555    $  408.5
                           =====     ======      =====     ======     ======    ========     =====    ========
Total loans originated
 and purchased..........   4,620     $805.4      3,672     $731.1     11,022    $2,191.2     9,747    $1,788.3
                           =====     ======      =====     ======     ======    ========     =====    ========

  Commercial real estate loans and multi-family loans are originated solely to facilitate the sales of REO. The Company originates loans through its loan representatives and its branch offices ("retail lending") primarily located in California. Additionally, the Company utilizes mortgage brokers who offer the Company's various loan programs ("wholesale lending"). During the third quarter of 1996, the Company's wholesale lending generated $341.5 million, or 43.9% of total residential loans originated and purchased compared to $245.7 million, or 39.1% for the third quarter of 1995. The Company's retail lending originated and purchased

$435.9 million and $382.0 million, or 56.1% and 60.9% of total residential loans originated and purchased during the third quarter of 1996 and 1995, respectively.

  The Company has pledged certain of its assets as collateral for certain borrowings, interest rate swap agreements, letters of credit and other miscellaneous obligations. By utilizing collateralized funding sources, the Company is able to access a variety of cost effective sources of funds. The assets pledged consist of loans, mortgage-backed securities and U.S. treasury securities. The Company's process for monitoring its liquidity requirements incorporates an assessment of assets pledged, the level of assets held for sale, additional borrowing capacity and other factors. The Company does not anticipate any negative impact to its liquidity from its pledging activities. The total amount of the Company's assets pledged was $5.5 billion at September 30, 1996 as compared with $5.2 billion at September 30, 1995.

  The following table presents assets pledged at September 30, 1996 for the
Company:

                                           SUMMARY OF PLEDGED COLLATERAL
                                     ------------------------------------------
                                                          MORTGAGE-
                                                            BACKED     TOTAL
                                     MORTGAGES SECURITIES SECURITIES COLLATERAL
                                     --------- ---------- ---------- ----------
                                               (DOLLARS IN MILLIONS)
Borrowings:
FHLB advances....................... $4,036.7    $  --     $  397.2   $4,433.9
Reverse repurchase agreements.......       --       --        969.2      969.2
Other Obligations:
Interest rate swaps.................       --       --          5.1        5.1
Revenue bond standby letters of
 credit.............................       --       --         22.7       22.7
FHLB letters of credit/lines of
 credit.............................     20.0       --           --       20.0
Other miscellaneous obligations.....      6.6     51.5          0.1       58.2
                                     --------    -----     --------   --------
Total pledged collateral............ $4,063.3    $51.5     $1,394.3   $5,509.1
                                     ========    =====     ========   ========

  The Bank also invested in short-term liquid investments as a means of maximizing its return on its liquid investments and to comply with the liquidity requirements of the Office of Thrift Supervision ("OTS").

  The liquidity of the Bank, as measured by the ratio of cash and cash equivalents to the sum of withdrawable savings and borrowings payable within one year, averaged 14.1 % and 16.3% for the quarter and nine months ended September 30, 1996, respectively, compared to 11.0% and 10.8% for the quarter and nine months ended September 30, 1995, respectively. The Bank is required by the OTS to maintain its liquidity level in excess of 5.0%.

  CAPITAL REQUIREMENTS

  As a savings institution regulated by the OTS with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to comply with the capital requirements of the OTS. The regulations of the OTS require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. An institution that fails to obtain OTS approval of its capital plan is deemed to be in an unsafe and unsound condition and could be the subject of the appointment of a conservator or a receiver. The OTS has adopted prompt corrective action requirements ("PCA requirements") pursuant to the FDIC Improvement Act of 1991. At September 30, 1996, the industry-wide minimum regulatory capital requirements were:

 .    Tangible capital of 1.50 percent consisting generally of shareholders'
     equity, but excluding intangible assets such as goodwill.

 .    A leverage ratio requiring core capital (i.e., Tier I capital) of 3.00 percent consisting of tangible capital plus qualifying supervisory goodwill (certain goodwill arising as a result of the acquisition of troubled institutions and regulatory assisted acquisitions).

 .    Risk-based capital, consisting of core capital plus certain subordinated debt and other capital instruments and general valuation allowances on loans receivable, equal to 8.00 percent of the value of risk-weighted assets plus off-balance sheet items.

  In addition, the PCA requirements provide that, a savings association is deemed to be "well capitalized" if the savings association has: (i) a total risk-based capital ratio of 10.00 percent or greater, (ii) a Tier I risk-based capital ratio (defined as Tier I capital as a percentage of risk-weighted assets) of 6.00 percent or greater, and (iii) a leverage ratio of 5.00 percent or greater. At September 30, 1996, (i) the Bank's total risk-based capital ratio was 11.18 percent, $92.5 million in excess of "well-capitalized" requirements, (ii) the Bank's Tier I risk-based capital ratio was 9.72 percent, $292.2 million in excess of "well-capitalized" requirements, and
(iii) the Bank's leverage ratio was 5.40 percent, $57.0 million in excess of "well-capitalized" requirements. Therefore, at September 30, 1996, the Bank met and exceeded all of the requirements of a well capitalized institution.

  The table below presents the Bank's regulatory capital position compared to industry-wide capital requirements at September 30, 1996:

                                                                    RISK-
                              TANGIBLE CAPITAL   CORE CAPITAL   BASED CAPITAL
                              ------------------ -------------- ---------------
                                          (DOLLARS IN MILLIONS)
Regulatory capital of the
 Bank........................ $   763.0    5.40% $ 763.0  5.40% $ 879.7  11.18%
Bank's minimum regulatory
 capital requirements........     211.8    1.50    423.6  3.00    630.3   8.00
                              --------- -------  ------- -----  ------- ------
Excess over minimum
 regulatory capital
 requirements................ $   551.2    3.90% $ 339.4  2.40% $ 249.4   3.18%
                              ========= =======  ======= =====  ======= ======

  Following is a reconciliation of the Bank's shareholder's equity to regulatory capital as of September 30, 1996:

                                                     TANGIBLE  CORE    RISK-BASED
                                                     CAPITAL  CAPITAL   CAPITAL
                                                     -------- -------  ----------
                                                        (DOLLARS IN MILLIONS)
Shareholder's Equity of the Bank...................   $804.1  $804.1     $804.1
Net unrealized holding (gains) losses on securities
 available for sale................................       --      --         --
Non-allowable capital:
 Intangible assets.................................    (26.5)  (26.5)     (26.5)
 Investment in non-permissible subsidiaries........    (14.6)  (14.6)     (14.6)
 Tier II capital items:
  Allowable subordinated debt......................       --      --       18.7
  Allowable general valuation allowance on loans
   receivable (limited to 1.25% of risk-weighted
   assets).........................................       --      --       98.0
                                                      ------  ------     ------
Regulatory capital of the Bank.....................   $763.0  $763.0     $879.7
                                                      ======  ======     ======

  During the third quarter of 1996, federal legislation was enacted, which, among other things, will fund the SAIF through a one-time special assessment for SAIF members, such as the Bank. The special assessment is based on the Bank's deposits as of March 31, 1995 at an assessment rate of 65.7 basis points. During the third quarter of 1996, the Bank accrued $58.1 million for the special assessment. The special assessment is payable during the fourth quarter of 1996.

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

  During the period since the filing of the Litigation, the Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court handed down decisions relating to the liability portion of the breach of contract claims brought by three other thrift institutions, which breach of contract claims are similar to those of the Bank. On July 1, 1996, the U.S. Supreme Court ruled on the three consolidated cases, United States v. Winstar Corporation, and determined that when Congress adopted the accounting changes to supervisory goodwill specified in FIRREA, the government became responsible for any breaches to its original agreements with the institutions regarding the accounting rules. Although the plaintiff thrift institutions in the Winstar case prevailed in the U.S. Supreme Court decision, a court may still determine that the Bank's claims involve sufficiently different facts and/or legal issues as to render the Winstar case inapplicable to the Litigation and thereby result in a different conclusion from that of the Winstar case. Moreover, the damages portions of the claims presented by the Winstar plaintiff thrift institutions remains to be litigated and could take several years to resolve. The Bank has not yet quantified the damages portion of its claim. The Litigation was stayed pending the resolution of the Winstar case. In September 1996, the Claims Court ended the stay and established a consolidated procedure for the disposition of the Litigation and other similar cases. The Bank filed a motion for partial summary judgement on the contract liability issue during the 1996 fourth quarter.

  CURRENT ACCOUNTING PRONOUNCEMENTS

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 addresses the accounting and reporting standards for stock-based employee compensation plans. Additionally, SFAS 123 applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments. SFAS 123 is effective for transactions entered into in fiscal years that begin after December 1995. The Company does not believe that SFAS 123 will have a material adverse effect on its financial position or results of operations.

  In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 addresses the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company has not yet adopted SFAS 125. The Company does not believe that SFAS 125 will have a material adverse effect on its financial position or results of operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  During the 1996 third quarter, the respective courts in which the following previously disclosed cases were pending confirmed the preliminary settlements in: (i) Max B. Kiltz et al. vs. California Federal Bank; and (ii) Levy, et al. vs. Jerry St. Dennis, et al.

ITEM 2.   CHANGES IN SECURITIES

  The Company previously announced in February 1996 the adoption by the Board of Directors of a Stockholders' Rights Plan and a Rights Agreement dated as of February 16, 1996 between the Company and Chemical Bank, as Rights Agent. In connection with the Board of Directors approval of that certain Agreement and Plan of Merger dated as of July 27, 1996 by and among the Company, First Nationwide Holdings Inc. and California Federal Bank, A Federal Savings Bank, (the "Merger Agreement"), the Board of Directors approved an amendment to the Rights Agreement. Among other things the amendment amends and restates
Section 1.17 to provide that the preferred share purchase rights granted under the Rights Agreement will expire upon the earlier to occur of (i) the "Effective Time" as defined in the Merger Agreement, or (ii) the "Close of Business" (as defined in the Rights Agreement), on February 16, 2006. A copy of the amendment is filed as Exhibit 4.1 to the Company's Form 8-A/A dated September 30, 1996.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5.   OTHER INFORMATION

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

     EXHIBIT
     NUMBER
     -------
      2.1    Agreement and Plan of Reorganization dated as of October 16, 1995 by and among California Federal Bank, A Federal Savings Bank, Cal
             Fed Bancorp Inc., and California Federal Interim Bank, a Federal
             Savings Bank (previously filed as Appendix A to Cal Fed Bancorp
             Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to Rule 424 on October 27, 1995)
      2.2    Amended and Restated Agreement and Plan of Merger dated as of July
             27, 1996 by and among First Nationwide Holdings Inc., CFB Holdings
             Inc., Cal Fed Bancorp Inc. and California Federal Bank, A Federal
             Savings Bank (previously filed as Appendix A to Cal Fed Bancorp
             Inc.'s proxy statement dated November 13, 1996)
      3.1    Restated Certificate of Incorporation of Cal Fed Bancorp Inc.
             (previously filed as Appendix B to Cal Fed Bancorp Inc.'s final prospectus/proxy statement dated October 20, 1995 filed pursuant to Rule 424 on October 27, 1995)
      3.2    Bylaws of Cal Fed Bancorp Inc. (previously filed as Appendix C to
             Cal Fed Bancorp Inc.'s final prospectus/proxy statement dated
             October 20, 1995 filed pursuant to Rule 424 on October 27, 1995)
      3.3    Certificate of Designation, Preferences and Rights of Series RP
             Preferred Stock of Cal Fed Bancorp Inc. (previously filed as
             Exhibit A to Exhibit 4.1 to the Form 8-K dated February 21, 1996)
      4.1    Rights Agreement dated as of February 16, 1996 between Cal Fed
             Bancorp Inc. and Chemical Bank, as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K dated February 21, 1996)
      4.2    Amendment to Rights Agreement dated as of August 30, 1996 by and between Cal Fed Bancorp Inc., and the Chase Manhattan Bank, as
             Rights Agent (previously filed as Exhibit 4.1 to the Company's
             Form 8-A/A dated September 30, 1996)
     10.1    California Federal Bank, FSB 1993 Employee Stock Incentive Plan
             (previously filed as Exhibit 99.5 to the Form S-8 (registration
             no. 333-866))
     10.2    California Federal Bank, FSB 1994 Non-Employee Director Stock
             Option Plan (previously filed as Exhibit 99.4 to the Form S-8
             (registration no. 333-866))
     10.3    Cal Fed Bancorp Inc. 1995 Non-Employee Director Stock Option Plan
             (previously filed as Exhibit 99.2 to the Form S-8 (registration
             no. 333-866))
     10.4    Cal Fed Bancorp Inc. 1995 Employee Stock Incentive Plan
             (previously filed as Exhibit 99.3 to the Form S-8 (registration
             no. 333-866))
     10.5    California Federal Bank, FSB Retirement Income Plan -- 1994
             Restatement*
     10.6    California Federal Bank, FSB Investment Plus Plan (previously filed as Exhibit 10.5 to Exhibit 99.1 to the Form S-4
             (registration no. 33-95238))
     10.7    California Federal Bank, FSB 401(k) Excess Plan (previously filed as Exhibit 10.6 to Exhibit 99.1 to the Form S-4 (registration no.
             33-95238))
     10.8    1994 Incentive Compensation Plan (previously filed as Exhibit 10.7 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
     10.9    1993 Incentive Compensation Plan*
     10.10   Key Executive Retention Plan*
     10.11   Retirement Plan for Outside Directors (previously filed as Exhibit
             10.10 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
     10.12   Amended and Restated Executive Employment Agreement dated February
             28, 1996 between Edward G. Harshfield and California Federal Bank,
             FSB*

  (a) EXHIBITS (CONTINUED)

     EXHIBIT
     NUMBER
     -------
     10.13   Amended and Restated Executive Employment Agreement dated February
             28, 1996 between Gary W. Brummett and California Federal Bank,
             FSB*
     10.14   Amended and Restated Executive Employment Agreement dated February
             28, 1996 between Dale E. Cohen and California Federal Bank, FSB*
     10.15   Employment Agreement between California Federal Bank, FSB and
             Warren A. Raybould, as amended (previously filed as Exhibit 10.14 to Exhibit 99.1 to the Form S-4 (registration no. 33-95238))
     10.16   Form of Warrant for Executive Officers*
     10.17   Form of Stock Option Agreement for Executive Officers*
     10.18   Amended and Restated Executive Employment Agreement dated February
             28, 1996 between Joseph M. Petitti and California Federal Bank,
             FSB*
     10.19   Amended and Restated Executive Employment Agreement dated February
             28, 1996 between Jeffrey A. Rigsby and California Federal Bank,
             FSB*
     10.20   Employment Agreement between Cal Fed Bancorp Inc. and Edward G.
             Harshfield dated February 14, 1996*
     10.21   Employment Agreement between Cal Fed Bancorp Inc. and Gary W.
             Brummett dated February 14, 1996*
     10.22   Employment Agreement between Cal Fed Bancorp Inc. and Dale E.
             Cohen dated February 14, 1996*
     10.23   Employment Agreement between Cal Fed Bancorp Inc. and Joseph M.
             Petitti dated February 14, 1996*
     10.24   Employment Agreement between Cal Fed Bancorp Inc. and Jeffrey A.
             Rigsby dated February 14, 1996*
     10.25   1995 Incentive Compensation Plan*
     10.26   Amendment No. One to California Federal Bank, FSB Investment Plus
             Plan**
     10.27   Amendment No. Two to California Federal Bank, FSB Investment Plus
             Plan**
     10.28   Restated Retirement Plan for Outside Directors effective as of
             January 1, 1996**
     10.29   Amendment to form of Stock Option Agreement for Executive
             Officers**
     11      Computation of Earnings per share
     12      Computation of Ratios
     27      Financial Data Schedule
     99.1    Mortgage Portfolio by State and Property Type at September 30,
             1996
     99.2    California Mortgage Portfolio by Selected Cities and Counties and
             Property Type at September 30, 1996
     99.3    Gross Loans Receivable by Index at September 30, 1996
     99.4    Residential 1-4 and Equity Loans by Year of Origination and
             Outstanding Balance at September 30, 1996
     99.5    Multi-Family Loans by Year of Origination and Outstanding Balance
             at September 30, 1996

  (a)  EXHIBITS (CONTINUED)

     EXHIBIT
     NUMBER
     -------
     99.6    Commercial Real Estate Loans by Year of Origination and
             Outstanding Balance at September 30, 1996
     99.7    Consolidated Financial Highlights of Operations July 31, 1996
     99.8    Consolidated Financial Highlights of Operations August 31, 1996
     99.9    Consolidated Financial Highlights of Operations September 30, 1996

----------
 * Previously filed under the same exhibit number to Exhibit 99 of the Form 10-K for the year ended December 31, 1995.

** Previously filed under the same exhibit number of the Form 10-Q for the quarter ended March 31, 1996.

  (b) REPORTS ON FORM 8-K

  The Company filed a Form 8-K dated July 27, 1996 announcing that it had signed a definitive merger agreement with First Nationwide Holdings Inc.

  In connection with the definitive merger agreement between the Company and First Nationwide Holdings, Inc., the Company filed a Form 8-K dated September 13, 1996 containing audited consolidated financial statements of the Company and its subsidiaries (including the Bank) as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, giving effect to the formation of Cal Fed Bancorp Inc. on an "as if" pooling-of-interests basis.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Registrant:
                                          Cal Fed Bancorp Inc.

Date: November 13, 1996                   /s/ JAMES H. LEONETTI
                                          _____________________
                                          James H. Leonetti
                                          Senior Vice President
                                          Controller

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
  2.1    Agreement and Plan of Reorganization dated as of
         October 16, 1995 by and among California Federal Bank,
         A Federal Savings Bank, Cal Fed Bancorp Inc., and
         California Federal Interim Bank, a Federal Savings Bank
         (previously filed as Appendix A to Cal Fed Bancorp
         Inc.'s final prospectus/proxy statement dated October
         20, 1995 filed pursuant to Rule 424 on October 27,
         1995)..................................................
  2.2    Amended and Restated Agreement and Plan of Merger dated
         as of July 27, 1996 by and among First Nationwide
         Holdings Inc., CFB Holdings Inc., Cal Fed Bancorp Inc.
         and California Federal Bank, A Federal Savings Bank
         (previously filed as Appendix A to Cal Fed Bancorp
         Inc.'s proxy statement dated November 13, 1996)........
  3.1    Restated Certificate of Incorporation of Cal Fed
         Bancorp Inc. (previously filed as Appendix B to Cal Fed
         Bancorp Inc.'s final prospectus/proxy statement dated
         October 20, 1995 filed pursuant to Rule 424 on October
         27, 1995)..............................................
  3.2    Bylaws of Cal Fed Bancorp Inc. (previously filed as
         Appendix C to Cal Fed Bancorp Inc.'s final
         prospectus/proxy statement dated October 20, 1995 filed
         pursuant to Rule 424 on October 27, 1995)..............
  3.3    Certificate of Designation, Preferences and Rights of
         Series RP Preferred Stock of Cal Fed Bancorp Inc.
         (previously filed as Exhibit A to Exhibit 4.1 to the
         Form 8-K dated February 21, 1996)......................
  4.1    Rights Agreement dated as of February 16, 1996 between
         Cal Fed Bancorp Inc. and Chemical Bank, as Rights Agent
         (previously filed as Exhibit 4.1 to the Form 8-K dated
         February 21, 1996).....................................
  4.2    Amendment to Rights Agreement dated as of August 30,
         1996 by and between Cal Fed Bancorp Inc., and the Chase
         Manhattan Bank, as Rights Agent (previously filed as
         Exhibit 4.1 to the Company's Form 8-A/A dated September
         30, 1996)..............................................
 10.1    California Federal Bank, FSB 1993 Employee Stock
         Incentive Plan (previously filed as Exhibit 99.5 to the
         Form S-8 (registration no. 333-866))...................
 10.2    California Federal Bank, FSB 1994 Non-Employee Director
         Stock Option Plan (previously filed as Exhibit 99.4 to
         the Form S-8 (registration no. 333-866))...............
 10.3    Cal Fed Bancorp Inc. 1995 Non-Employee Director Stock
         Option Plan (previously filed as Exhibit 99.2 to the
         Form S-8 (registration no. 333-866))...................
 10.4    Cal Fed Bancorp Inc. 1995 Employee Stock Incentive Plan
         (previously filed as Exhibit 99.3 to the Form S-8
         (registration no. 333-866))............................
 10.5    California Federal Bank, FSB Retirement Income Plan --
          1994 Restatement*.....................................
 10.6    California Federal Bank, FSB Investment Plus Plan
         (previously filed as Exhibit 10.5 to Exhibit 99.1 to
         the Form S-4 (registration no. 33-95238))..............
 10.7    California Federal Bank, FSB 401(k) Excess
         Plan (previously filed as Exhibit 10.6 to Exhibit 99.1
         to the Form S-4 (registration no. 33-95238))...........
 10.8    1994 Incentive Compensation Plan (previously filed as
         Exhibit 10.7 to Exhibit 99.1 to the Form S-4
         (registration no. 33-95238))...........................
 10.9    1993 Incentive Compensation Plan*......................
 10.10   Key Executive Retention Plan*..........................
 10.11   Retirement Plan for Outside Directors (previously filed
         as Exhibit 10.10 to Exhibit 99.1 to the Form S-4
         (registration no. 33-95238))...........................
 10.12   Amended and Restated Executive Employment Agreement
         dated February 28, 1996 between Edward G. Harshfield
         and California Federal Bank, FSB*......................

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NUMBER                         DESCRIPTION                             PAGE
 -------                        -----------                         ------------
 10.13   Amended and Restated Executive Employment Agreement
         dated February 28, 1996 between Gary W. Brummett and
         California Federal Bank, FSB*...........................
 10.14   Amended and Restated Executive Employment Agreement
         dated February 28, 1996 between Dale E. Cohen and
         California Federal Bank, FSB*...........................
 10.15   Employment Agreement between California Federal Bank,
         FSB and Warren A. Raybould, as amended (previously filed
         as Exhibit 10.14 to Exhibit 99.1 to the Form S-4
         (registration no. 33-95238))............................
 10.16   Form of Warrant for Executive Officers*.................
 10.17   Form of Stock Option Agreement for Executive Officers*..
 10.18   Amended and Restated Executive Employment Agreement
         dated February 28, 1996 between Joseph M. Petitti and
         California Federal Bank, FSB*...........................
 10.19   Amended and Restated Executive Employment Agreement
         dated February 28, 1996 between Jeffrey A. Rigsby and
         California Federal Bank, FSB*...........................
 10.20   Employment Agreement between Cal Fed Bancorp Inc. and
         Edward G. Harshfield dated February 14, 1996*...........
 10.21   Employment Agreement between Cal Fed Bancorp Inc. and
         Gary W. Brummett dated February 14, 1996*...............
 10.22   Employment Agreement between Cal Fed Bancorp Inc. and
         Dale E. Cohen dated February 14, 1996*..................
 10.23   Employment Agreement between Cal Fed Bancorp Inc. and
         Joseph M. Petitti dated February 14, 1996*..............
 10.24   Employment Agreement between Cal Fed Bancorp Inc. and
         Jeffrey A. Rigsby dated February 14, 1996*..............
 10.25   1995 Incentive Compensation Plan*.......................
 10.26   Amendment No. One to California Federal Bank, FSB
         Investment Plus Plan**..................................
 10.27   Amendment No. Two to California Federal Bank, FSB
         Investment Plus Plan**..................................
 10.28   Restated Retirement Plan for Outside Directors effective
         as of January 1, 1996**.................................
 10.29   Amendment to form of Stock Option Agreement for
         Executive Officers**....................................
 11      Computation of Earnings per share.......................
 12      Computation of Ratios...................................
 27      Financial Data Schedule.................................
 99.1    Mortgage Portfolio by State and Property Type at
         September 30, 1996......................................
 99.2    California Mortgage Portfolio by Selected Cities and
         Counties and Property Type at September 30, 1996........
 99.3    Gross Loans Receivable by Index at September 30, 1996...
 99.4    Residential 1-4 and Equity Loans by Year of Origination
         and Outstanding Balance at September 30, 1996...........
 99.5    Multi-Family Loans by Year of Origination and
         Outstanding Balance at September 30, 1996...............
 99.6    Commercial Real Estate Loans by Year of Origination and
         Outstanding Balance at September 30, 1996...............
 99.7    Consolidated Financial Highlights of Operations July 31,
         1996....................................................
 99.8    Consolidated Financial Highlights of Operations August
         31, 1996................................................
 99.9    Consolidated Financial Highlights of Operations
         September 30, 1996......................................

----------
 * Previously filed under the same exhibit number to Exhibit 99 of the Form 10-K for the year ended December 31, 1995.

** Previously filed under the same exhibit number of the Form 10-Q for the quarter ended March 31, 1996.